Form 10-K
period 1993-12-31
AMERICAN MAIZE PRODUCTS CO
filed 1994-03-31
CIK 5405

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                  FORM 10-K

(Mark One)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                      OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the Transition Period from  to
                         Commission File Number: 1-6244


                      AMERICAN MAIZE - PRODUCTS COMPANY
           (Exact name of registrant as specified in its charter)

            Maine                                             13-0432720
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 250 Harbor Drive, Stamford, CT                                   06902
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (203) 356-9000
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
 Class A Common Stock, par value of                    American Stock Exchange
       $.80 per share
 Class B Common Stock, par value of                    American Stock Exchange
       $.80 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $173,141,467.63 (based upon closing prices on the American Stock Exchange on March 9, 1994).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 1994:

      Class A Common Stock, par value $.80 per share: 8,484,685 shares Class B Common Stock, par value $.80 per share: 1,742,057 shares

                DOCUMENTS INCORPORATED BY REFERENCE
     Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 is incorporated by reference in Parts I, II and IV hereof.

     Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Definitive Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1993, is incorporated by reference in Part III hereof.

                         PART I

ITEM 1 - BUSINESS

     American Maize-Products Company is a Maine corporation organized in 1906 (together with its subsidiaries hereinafter referred to as "American Maize" or "the Company"). American Maize is engaged primarily in the manufacture and sale of products derived from corn wet milling, such as corn sweeteners and starches. It also manufactures and markets cigars and smokeless tobacco products.

     Prior to February 1993, the high fructose corn syrup component of the Company's corn wet milling business was conducted by American Fructose Corporation ("AFC"), which was organized by American Maize in 1983. In February 1993, the Company acquired all of the shares of AFC that it did not already own in exchange for 3,738,483 shares of the Company's Class A Common Stock and $30,817,495 in cash, and AFC merged with and into American Maize.

     On July 1, 1993 Patric J. McLaughlin became President and Chief Executive Officer of the Company following the retirement of William Ziegler, III who continues as Chairman of the Board. Mr. McLaughlin had been President and Chief Operating Officer.

     In October 1993, the Company's Board of Directors approved a $160,000,000 program to modernize and expand its corn wet milling plant located in Hammond, Indiana. As part of the program the grind capacity will be increased by approximately 30% and the corn syrup capacity by approximately 50%. The program is expected to be completed by mid-1996.

     Information required with respect to industry segments of American Maize, is hereby incorporated by reference to Note 13 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1993 Annual Report to Shareholders, attached hereto as Exhibit
13. See "INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES" elsewhere in this report.

CORN BUSINESS

     American Maize manufactures a number of corn-derived products by the wet milling process through its ingredients and sweetener divisions. The wet milling process involves grinding wet corn and then separating it into starch and other components; thereafter, the starch component is either dried for sale as common starch or processed further into other principal products.


     The Sweetener Division produces glucose corn syrups and high fructose corn syrup and the Ingredients Division makes unmodified and modified starches, corn syrup solids, maltodextrins, dextrins and cyclodextrins.

     Corn syrup is used in many foods and beverages for both sweetness and to provide a wide range of functionalities such as color, texture and freezability. High fructose corn syrup is primarily used by the soft drink industry as a sweetener.

     American Maize extracts starch from common, waxy, high amylose, and various new hybrid strains of corn. American Maize also produces modifications of these starches by chemical or physical processes to make products designed to serve the particular needs of a wide variety of food and industrial users. The Company continues to research new hybrid corn strains to develop new specialty starches which reduce or eliminate chemical usage in the modification process and for new product applications. Specialty starch products derived from waxy corn have characteristics differing from common corn starches, making them useful in many specialty applications. The Company's waxy corn based specialty starches are used as stabilizers, fillers, thickeners and extenders in such products as canned and frozen foods, pie fillings, puddings, salad dressings, baby foods, soups and snack foods.

     Corn syrup solids and maltodextrins are used in a variety of food applications, including dry food mixes, beverage mixes, microwaveable and convenience foods.

     American Maize is one of the leading dextrin suppliers in the industry. Its dextrins and industrial starches are sold to the paper, adhesives, textile and chemical industries for their sizing and adhesive properties. Significant quantities of American Maize's waxy corn starches are used as adhesives by the gummed tape industry. The Company completed the modernization of its dextrin manufacturing facility during 1993.

     American Maize is the largest producer of cyclodextrins in the world and the only producer in North America. Cyclodextrins are doughnut-shaped molecular structures, produced from starch, which have many food and non-food applications, including fragrance carrying, cholesterol removing, and drug delivery in the pharmaceutical industry. In 1993 American Maize completed a major expansion of its cyclodextrin facility at Hammond, Indiana.


     The principal by-products produced by American Maize are corn germ, corn gluten feed and corn gluten meal. Corn germ is sold for further processing into corn oil and its co-product, corn germ meal. Corn oil is used as a cooking oil and as an ingredient in salad dressings and margarine. Corn gluten feed and corn gluten meal are sold in commodities markets and directly to manufacturers of various animal feeds.

Competition

     The corn wet milling business is highly competitive. Almost all of the Company's products compete with virtually identical or similar products and derivatives manufactured by other companies in the industry. In addition to American Maize, there are ten companies in the corn wet milling industry in the United States, most of which are larger and have greater resources than American Maize.

     In addition, many of American Maize's products are in competition with products made from raw materials other than corn. Corn syrup and high fructose corn syrup compete principally with cane and beet sugar. By-products compete with products of the corn dry milling industry and with soybean products. Fluctuation in the prices of these competing products may affect prices of and profits derived from the products of American Maize.

     The cost of producing corn products is largely dependent upon the market price of corn. As a result, American Maize's profit margins in its corn business are frequently subjected to commodity price pressures which the Company is unable to anticipate. The price of corn sweeteners (especially high fructose corn syrups) is indirectly impacted by government programs supporting sugar prices. If sugar price supports are not continued, American Maize's earnings may be adversely affected.

Raw Materials

     Corn is the basic raw material of the corn wet milling industry, which generally processes approximately 10-15% of the annual domestic crop. The supply of domestic corn has been, and continues to be, adequate for American Maize's needs. The price of this agricultural commodity fluctuates widely as a result of a number of factors, including levels of agricultural production, market demand, livestock feeding demand, government agricultural programs and exports. Due to the competitive nature of the business and to fluctuating prices of competing products such as sugar, end-product prices may not necessarily relate to raw material costs; therefore, an increase in corn prices may adversely affect American Maize's earnings. American Maize purchases common corn in both the cash market and the corn futures market. Waxy and high amylose corn are purchased under contracts with individual farmers.

General

     Sales of American Maize's corn products generally are highest during the spring, summer and fall, and decrease during the winter months.

     Sales to The Coca-Cola Company accounted for approximately 12% of American Maize's revenues in 1993 and is expected to account for greater than 10% in 1994. The Coca-Cola Company is publicly reported to control approximately 40% of the domestic soft drink industry, the principal user of 55% high fructose corn syrup.

TOBACCO BUSINESS

     The Company manufactures and sells cigars through its wholly owned subsidiary, Swisher International, Inc. ("Swisher"). It manufactures and sells smokeless tobacco products through Swisher's wholly owned subsidiary, Helme Tobacco Company
("Helme").

     Swisher is a leading producer of popular priced cigars in the United States under the "King Edward" and "Swisher Sweets" brand names. Swisher manufactures and sells mid-priced cigars under several brands including "Optimo", "El Trelles", "Santa Fe" and "Keep Moving". Swisher also sells higher priced cigars under the "Bering" brand name. Swisher markets little cigars nationally under the brand names "Swisher Sweets Little Cigars", "Swisher Sweets Lights Little Cigars", "Swisher Sweets Menthol Little Cigars" and "King Edward Little Cigars". In addition, Swisher imports and markets "Pleiades" and "Dannemann" cigars and other tobacco products including "MacBaren" pipe tobacco.

     Helme competes in the dry snuff, loose leaf chewing tobacco and moist snuff market segments of the smokeless tobacco industry. Since 1888, it has been a significant producer of dry snuff, the original smokeless tobacco product, which consists of finely powdered tobacco. Helme markets its dry snuffs, some of which are flavored, under a variety of brands including "Navy" and "Railroad Mills." Helme's brands represent approximately one-third of the total dry snuff market. Helme has also been in the loose leaf chewing tobacco business for many years and currently holds approximately a seven percent market share with its "Mail Pouch", "Chattanooga Chew" and "Lancaster" brands, among others. This product consists of shredded tobacco leaf which is sweetened, flavored and packaged in foil pouches. Helme has a small share of the moist snuff market with its "Silver Creek", "Gold River" and "Redwood" brands. It markets a low nicotine moist snuff under the "Cooper" brand name. In recent years, Helme began marketing to a "price-value" segment of the smokeless tobacco market with a "buy-one-get-one-free" pricing strategy for its moist snuff brands and with the sale of private label moist snuff and loose leaf chewing tobacco.

Industry and Markets

     Unit sales in the domestic cigar industry have been in a general decline for a number of years. During this period, Swisher's large cigar sales have declined to a lesser degree than the industry trend. As a result, Swisher's percentage of this market has increased. Swisher's share of the little cigar market has grown each year since it entered this market in 1987. Swisher's share of the combined market for both large and little cigars is approximately 30%. Total industry unit sales of dry snuff and chewing tobacco have declined over the past three years while moist snuff unit sales have increased. The Company cannot predict whether these trends will continue.

     Swisher and Helme sell cigars and smokeless tobacco products through separate sales forces to direct buying accounts, consisting principally of tobacco distributors, grocery wholesalers and retail chains. Although each company's products are sold nationwide, the majority of Swisher's sales are concentrated in the Southeast, Southwest and Midwest, and the majority of Helme's sales are concentrated in the Southeast, Southwest and Mid-Atlantic states. A small percentage of cigar sales results from exports to the United Kingdom, other European Economic Community member countries and approximately 50 other foreign markets. Although exports represent a small percentage of sales, Swisher is the leading exporter of domestic cigars and is increasing its presence in foreign markets through licensing agreements in addition to its export activities. All of the tobacco markets in which Swisher and Helme compete are highly competitive.

     Sales of Swisher's and Helme's tobacco products are not dependent upon any one customer or group of customers and are not affected by seasonal selling factors in any significant degree.

Raw Materials

     There are three tobacco components of cigars: filler, binder and wrapper. Swisher uses domestic and imported tobacco purchased through domestic sources for filler and manufactures its own binder. Swisher uses natural wrapper tobacco purchased from domestic dealers, who deal with growers and suppliers in Central America, or specially formulated structured wrapper tobacco which Swisher also manufactures.

     The various tobaccos used in the manufacture of Helme's smokeless tobacco products are purchased primarily in domestic markets either directly from growers or at auction from several growing areas.

     The supply of all the raw materials used in manufacturing Swisher's and Helme's tobacco products has been, and is expected to continue to be, adequate. However, due to consumer resistance, increases in raw material costs cannot always be passed along on a timely basis in the form of price increases for finished products. Neither Swisher nor Helme is substantially dependent upon any one supplier of raw materials and, to date, neither has experienced any significant shortage of raw materials.

Trademarks and Trade Secrets

     Swisher and Helme market their tobacco products under numerous registered trademarks, including the brand names referred to above. These United States trademarks, which are significant to the Company's tobacco businesses, expire periodically and are renewable for additional ten year terms upon expiration. A number of these trademarks are registered in several foreign countries. Flavor formulas relating to all of the Company's tobacco products are principal assets of the Company and are maintained under strict secrecy.

GENERAL

     The backlog of orders of American Maize and its subsidiaries estimated to be firm at December 31, 1992 and 1993 was $9,249,000 and $11,911,000, respectively. All of the backlog orders at December 31, 1993 are expected to be filled within the current fiscal year.

     American Maize is committed to sell some of its products under short-term (two to three months) and long-term (up to one year) contracts. Long-term commitments at December 31, 1992 and 1993, approximated $109,443,000 and $69,717,000 respectively.
Long-term commitments were lower at December 31, 1993 than at December 31, 1992 due to the timing of contract negotiations.

     American Maize owns a number of patents, is licensed under others, and owns various registered trademarks, relating to products sold by it and processes used in its business. No one patent and no one registered trademark is considered material to the business as a whole.

     The day-to-day activities of American Maize are conducted through its operating divisions and subsidiaries. At December 31, 1993, the total number of persons employed by American Maize and its subsidiaries was 1,986, approximately 930 of whom are members of labor unions. Collective bargaining agreements covering approximately 90% of such employees are up for renegotiation in 1994. American Maize and certain of its subsidiaries maintain for their respective employees who are eligible, employee pension or retirement plans on a non-contributory basis, group life, temporary disability and medical insurance plans, some of which are contributory. American Maize considers its employee relations to be good.

     American Maize is engaged continuously in the development of new products and new applications and uses of existing products.
During 1991, 1992 and 1993 the expenditures on research activities relating to the development of new products and improvements of existing products were approximately $3,373,000, $3,147,000 and $3,890,000 respectively.

GOVERNMENT REGULATION

     General production, packaging, labeling and distribution of many of American Maize's products are subject to various laws and regulations, including regulation by the Federal Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Alcohol and Tobacco Tax Unit of the Treasury Department and by various comparable state agencies. Certain of these federal and state agencies have the power, among other things, to order the recall of products that do not meet applicable standards.

     In recent years, an increasing amount of legislation affecting the use and sale of tobacco products has been implemented or proposed. Federal legislation requires, among other things, that smokeless tobacco products and advertisements for such products bear one of a series of specified health warnings on a rotating basis and prohibits radio or television advertising of such products. In addition, federal, state and local regulations have been implemented or proposed that would prohibit smoking in certain areas or in certain buildings, require stronger health warnings on tobacco products, impose bans on advertising and promotion, significantly increase tobacco excise taxes, prohibit or impose restrictions on sampling of tobacco products, impose mandatory negative advertising campaigns and eliminate the tax deductions for tobacco advertising and promotional expenses. As part of its health care reform proposals submitted to Congress in 1993 the Clinton Administration has proposed significant increases in tobacco excise taxes.
It is expected that these and other regulatory initiatives will continue in 1994. The Company is unable to assess the future effects these actions may have on the marketing and sale of its tobacco products.


ENVIRONMENTAL MATTERS

     The application of federal and state regulations to protect the environment, particularly with respect to emissions into the air and wastewater discharges, may limit or prevent the operation of American Maize's businesses or may substantially increase the cost of operation and/or financing of its operations. American Maize presently spends various amounts, from time to time, for capital improvements to regulate discharges into the environment. In 1994 and 1995 the Company intends to spend approximately $20 million for wastewater treatment facilities at its Hammond, Indiana facility. See also "ITEM 3 - LEGAL PROCEEDINGS" below.


ITEM 2 - PROPERTIES

     American Maize leases its executive offices consisting of approximately 17,000 square feet of space in Stamford, Connecticut, and the offices of its Sweetener Division consisting of approximately 6,500 square feet of space in Chicago, Illinois. In 1993, the aggregate annual rental of all leased real and personal properties of American Maize and all of its subsidiaries was approximately $13,992,000 most of which represents railroad tank car leases. The Company's leases contain expiration dates ranging from 1994 to 2005.

Corn Processing Facilities

     American Maize operates three manufacturing facilities in the corn wet milling business located in Hammond, Indiana; Decatur, Alabama; and Dimmitt, Texas. All three facilities are operated on a continuous basis except for normal maintenance. Capacity utilization of the three facilities in 1993 was approximately 90% reflecting seasonal demand variations and maintenance shutdowns.

     The Hammond facility, which is owned by the Company, is located on approximately 113 acres and has a grind capacity of approximately 85,000 bushels per day. For a discussion of expansion and modernization of the Hammond facility, see Item I - Business on page 1. The Decatur facility and most of its equipment are leased from the Industrial Development Board of the City of Decatur, Alabama under an Industrial Revenue Bond financing lease. The Decatur facility is located on a 33 acre site and has a grind capacity of approximately 55,000 bushels per day. The Dimmitt facility, is owned by the Company in part, and the remainder is leased from Dimmitt Agri Industries, Inc. with an option for the Company to purchase the leased premises and equipment at the end of the lease term for a nominal price. The Dimmitt facility is located on a 22 acre site and has a grind capacity of approximately 55,000 bushels per day. Additionally, there is a 410 acre parcel of undeveloped land approximately two miles from the facility which is used for disposition of processed wastewater.

     American Maize also owns or leases various storage and distribution facilities in various locations and leases its rail transportation equipment.

Tobacco Facilities

     Swisher owns cigar manufacturing plants in Jacksonville, Florida (325,000 square feet) and in Waycross, Georgia (105,000 square feet). A portion of the Waycross facility is leased pursuant to an Industrial Revenue Bond financing lease. Swisher also owns virtually all of its cigar manufacturing equipment except for certain machinery which is leased on a year-to-year basis. In addition, Swisher owns a storage facility in Quincy, Florida (107,000 square feet) and a warehouse in Stoughton, Wisconsin (62,000 square feet) which are currently for sale.

     Helme owns, and has listed for sale, its manufacturing facility in Helmetta, New Jersey and leases another in Wheeling, West Virginia (389,000 square feet) pursuant to an Industrial Revenue Bond financing lease. During 1993 Helme completed the consolidation of the two manufacturing facilities into the Wheeling, West Virginia location and now manufactures dry snuff, moist snuff and chewing tobacco at that location. Helme also owns tobacco warehouses in Edgerton, Wisconsin; Lancaster, Pennsylvania; Brookneal, Virginia; and Hopkinsville, Kentucky. These facilities comprise an aggregate of approximately 543,000 square feet. In addition, Helme leases approximately 8,000 square feet of office space in Stamford, Connecticut, for its executive offices.

ITEM 3 - LEGAL PROCEEDINGS

Application of Helen Z. Steinkraus

     In March 1991, an agreement was entered into settling various lawsuits which concerned disputes between William Ziegler, III, Helen Z. Steinkraus, GIH Corp. and United States Trust Company of New York with respect to issues of corporate governance and management succession of the Company (the "Settlement Agreement"). Mr. Ziegler is a director and Chairman of the Board and former Chief Executive Officer of the Company. Mrs. Steinkraus, the sister of Mr. Ziegler, is the wife of William C. Steinkraus, a director of the Company. GIH Corp. is a Delaware corporation which owns a majority of the Class B Common Stock of the Company and is thereby able to elect 70% of the Board of Directors. GIH Corp., in turn, is wholly owned by a group of trusts for the benefit of Mr. Ziegler, Mrs. Steinkraus and their respective descendants and by Mr. Ziegler, Mrs. Steinkraus and members of their respective families.

     In December 1991, Mrs. Steinkraus commenced an action in the Surrogate's Court for New York County, New York to enforce the Settlement Agreement, alleging that the management succession and other provisions of the Settlement Agreement had been breached by Mr. Ziegler and by Donald E. McNicol, a former director of the Company and a party to the Settlement Agreement. Mr. Ziegler and Mr. McNicol have filed answers and counterclaims against Mrs. Steinkraus. The court has held hearings from time to time but has not reached a decision in the matter. During 1992 and 1993, the Company paid approximately $676,204 to reimburse the director/defendants for their legal expenses in this matter pursuant to the Company's By-laws and indemnification agreements. See discussion below under Eric M. Steinkraus v. William Ziegler, III, et al. for description of settlement discussions.

Eric M. Steinkraus v. William Ziegler, III, et al.

     On February 20, 1992, a lawsuit was filed in Superior Court for the County of Cumberland, Maine naming as defendants five then directors of the Company (William Ziegler, III, Leslie C. Liabo, Charles B. Cook, Jr., Patric J. McLaughlin and Donald E. McNicol) and naming the Company as a nominal defendant. The complaint was filed by Eric M. Steinkraus (a son of William C. Steinkraus and Helen Z. Steinkraus). The plaintiff filed the action in the right of the Company, personally and on behalf of a class of the Company's stockholders. The complaint alleges two counts of breach of fiduciary duty and one count of common law fraud, and includes derivative and class action allegations. The charges are based on (a) allegations of deception and concealment regarding the "forcible retirement" of two directors of the Company and a proposal to sell the Company's Hammond, Indiana plant to American Fructose Corporation ("AFC"), a former subsidiary of the Company which was merged with and into the Company on February 26, 1993, (b) allegations of actions taken to prevent the election of a new president of the Company, (c) allegations of scheming and misrepresentation to cause the Company to pay fees on behalf of certain of the defendants and salaries to certain other defendants, and (d) an alleged failure to disclose what plaintiff characterizes as an unconditional offer by Archer-Daniels-Midland Company ("ADM") to purchase all of the Company's stock at a premium.

     The lawsuit follows settlement of various litigations brought against Mr. Ziegler and others in connection with corporate governance issues relating to the Company and alleges violations of the settlement agreement terminating those litigations, which alleged violations are the subject of the action entitled Application of Helen Z. Steinkraus described above.

     The lawsuit seeks damages in excess of $45,000,000 for the plaintiff class and damages in excess of $2,000,000 for the Company together with the return of various fees, salaries and benefits paid by the Company to the defendant directors and their affiliates as well as unspecified exemplary damages.

     On December 3, 1992 the Court dismissed the action insofar as it asserted claims in the right of the Company so that the Company is no longer a defendant. The Court also dismissed a portion of the complaint against the defendant directors and left standing the class-action claim alleging breach of fiduciary duty with respect to the alleged ADM offer. The plaintiff has filed a motion with the Court seeking permission to appeal the partial dismissal. During 1992 and 1993, the Company paid approximately $283,654 to reimburse the director/defendants for their legal expenses in this matter pursuant to the Company's By-laws and indemnification agreements.

     In April 1993, counsel for the parties have agreed in principle to settle this case and the lawsuit entitled Application of Helen Z. Steinkraus discussed above, subject to agreement by the parties and the Company to the terms of a definitive settlement agreement and court approvals. Under the terms of the proposed settlement, which would result in the dismissal of both cases, the parties would release each other and the Company from any claims related to the Company and would covenant not to sue each other or the Company for the next five years on any claims related to the Company. In addition, the shares of the Company held by GIH Corp., which control the election of a majority of the Company's Board of Directors, would be voted during the next five years in support of a Board having a majority of Directors who are neither employees of the Company nor members of the Steinkraus or Ziegler families. The agreement in principle also provides that the Company would pay $600,000 to reimburse plaintiffs for a portion of their legal fees. The Board of Directors of the Company approved the agreement in principle on April 28, 1993. Thus far the parties have been unable to agree on the terms of a definitive settlement agreement.

Grain Processing Corporation v. American Maize-Products Company

     On May 12, 1981, Grain Processing Corporation ("GPC") brought a lawsuit against the Company in the United States District Court for the Northern District of Indiana alleging infringement of a patent owned by GPC relating to certain kinds of waxy starch maltodextrins. The trial court found infringement as to one small-volume product, which had been discontinued by the time of the decision. In an appeal by GPC, the Court of Appeals found that another product also had infringed, in some instances. The case was sent back to the trial court to determine how much of the accused product was infringing, to assess what damages should be paid to GPC, and to rule on GPC's claims for increased damages and attorney fees.

     The GPC patent expired in 1991 and has no present effect on the Company's activities. The Company has filed a motion, not yet decided, seeking a ruling that no damages should be paid for the past because the patent is invalid.

     GPC is contending that it should receive damages based on its lost profits on products not covered by the patent. The Company contends that if any damages are awarded, they should be based on a reasonable royalty, because GPC never sold the patented product. The law on that issue is in conflict at present.

     Because of the Company's undecided motion and the conflict in the law on damages, no reasonable estimate can be given at this time as to how much the Company may be required to pay when this litigation is ultimately resolved, or when that is likely to occur.

Lloyd T. Whitaker v. Swisher International, Inc.

     On April 23, 1992, Lloyd T. Whitaker, the trustee in bankruptcy for Olympia Holding Corporation a/k/a P-I-E Nationwide, Inc. ("Olympia") commenced a lawsuit in United States Bankruptcy Court for the Middle District of Florida against Swisher seeking recovery of freight charges that allegedly should have been paid under tariffs filed with the Interstate Commerce Commission ("ICC"). Actual amounts paid were pursuant to a separate lower tariff filed with the ICC which the trustee claims is unlawful. The trustee seeks recovery of approximately $973,000 plus interest on behalf of Olympia for past shipments. In September, 1993, the court ruled in a similar case that the trustee does not have standing to challenge the lower tariff. Swisher believes that it has meritorious defenses to plaintiff's claims, and is contesting this litigation vigorously.

U.S. v. The Sanitary District of Hammond, et al.

     On August 2, 1993, the United States, on behalf of the U.S. Environmental Protection Agency (EPA), filed a civil action against the Company, four other industrial companies and four municipalities for alleged violations of the Clean Water Act and the Rivers and Harbors Act. The issue in the suit involves discharges of industrial and municipal wastewater by the defendants into the sewage treatment facilities of the City of Hammond, Indiana and from there into the Grand Calumet River.
The Government is seeking civil penalties in an unspecified amount for alleged violations of discharge permit limitations, injunctive relief to require compliance with permit terms, and, from the Company and the other industrial defendants and the City of Hammond, additional injunctive relief requiring the development and implementation of a plan to remediate allegedly contaminated sediments in the Grand Calumet River.

     The Company does not believe that its discharges have caused or contributed to any sedimentation problem in the Grand Calumet River, and it has already taken measures to ensure continued compliance with the terms of its discharge permits. The Company intends to contest the Government's allegations vigorously.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

              EXECUTIVE OFFICERS OF THE COMPANY

         Name                 Age            Office

William Ziegler, III (1)       65    Chairman of the Board

Patric J. McLaughlin (1)       48    President and Chief
                                     Executive Officer

Cynthia Z. Brighton            34    Secretary

Robert A. Britton              47    Vice President, Treasurer
                                     and Assistant Secretary

Jane E. Downey                 43    Vice President - Human
                                     Resources

Thomas H. Fisher               47    Director of Taxes

Edmond G. Herve, Jr.           44    Controller

Charles A. Koons               50    Vice President - Corporate
                                     Development and Planning

Edward P. Norris               53    Vice President and Chief
                                     Financial Officer

Robert M. Stephan              51    Vice President, General
                                     Counsel and Assistant Secretary

_____________________________
(1)  Member of Board of Directors and its Executive Committee

     The Company's Executive Officers do not have a fixed term of office; they serve at the pleasure of the Board of Directors.

     Messrs. Britton, Herve, Fisher, Koons and Norris have served in their respective capacities with the Company for more than the past five years.

     Mr. Ziegler retired as Chief Executive Officer effective
July 1, 1993 and remains Chairman of the Board of Directors;
prior thereto he served as Chairman and Chief Executive Officer since 1976.

     Mr. McLaughlin was elected President and Chief Executive
Officer of the Company effective July 1, 1993; prior thereto he served as President and Chief Operating Officer (1992-1993) and
President of the Corn Processing Division (1984-1992).

     Mrs. Brighton was elected Secretary of the Company in April, 1992; prior thereto she served as Assistant Secretary since 1983, and Secretary of American Fructose Corporation, a former subsidiary of the Company, since 1986. Mrs. Brighton is the daughter of Mr. Ziegler.

     Ms. Downey was elected Vice President - Human Resources of the Company effective August 1, 1993; prior thereto she served as Vice President - Human Resources of the Corn Processing Division
(1988-1993).

     Mr. Stephan was elected Vice President and General Counsel of the Company in April 1992, following a one-month period during which he served as Vice President and Associate General Counsel; prior thereto he served as Vice President, General Counsel and Secretary of Erbamont N.V. since 1983.

                         PART II

Item 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information.

     Information required with respect to this Item 5 (a) is hereby incorporated by reference to information under "Stock Price and Dividend Review" on page 21 of the Company's 1993 Annual report to security holders, attached hereto as Exhibit "13".

     (b)  Holders.

     Information required with respect to this Item 5 (b) is hereby incorporated by reference to information under "Stock Price and Dividend Review" on page 21 of the Company's 1993 Annual Report to security holders, attached hereto as Exhibit "13".

     (c)  Dividends.

     During 1992 and 1993, the Company declared and paid a quarterly dividend of $.16 per share on its Class A Common Stock and Class B Common Stock.

     Other information required with respect to this Item 5 (c) is hereby incorporated by reference to the Company's 1993 Annual
Report to security holders, attached hereto as Exhibit "13", as follows:

          (i)  With respect to dividend history, see "Five-Year
Summary of Selected Financial Data" on page 20.

          (ii) With respect to restrictions on the payment of dividends, see Note 4 of "Notes to Consolidated Financial
Statements" on page 27.

Item 6 - SELECTED FINANCIAL DATA

     Information required with respect to this Item 6 is hereby incorporated by reference to information under "Five-Year Summary of Selected Financial Data" on page 20 of the Company's 1993 Annual Report to security holders, attached hereto as Exhibit "13".

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required with respect to this Item 7 is hereby incorporated by reference to material under "Financial Review" on page 15 of the Company's 1993 Annual Report to security holders, attached hereto as Exhibit "13".

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required with respect to this Item 8 is hereby incorporated by reference to the applicable sections in the Company's 1993 Annual Report to security holders, attached hereto as Exhibit "13". See Financial Statements Incorporated by Reference under "Index to Consolidated Financial Statements and Financial Statement Schedules" elsewhere in this report.

Item 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                         PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this Item 10 with respect to the directors of Company is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1993. With respect to information regarding executive officers of the Company, see pages 15-16 of this report.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1993.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1993.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1993.

                         PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)(1) and (2) See "Consolidated Financial Statements and
Schedules" elsewhere in this report.

     (a)(3) Exhibits

     Regulation S-K
     Exhibit No.:

2. -- The Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1992, by and between the Company and AFC attached as Annex A to the Joint Proxy Statement/Prospectus forming a part of the Company's registration statement on Form S-4 (File No. 33-55946), is incorporated herein by reference.



3.(a) -- The Restated Articles of Incorporation of the Company, as amended through February 26, 1993, filed as Exhibit "3.(a)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

  (b) --  By-Laws, as amended to February 24, 1993, filed as
Exhibit "3.(b)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

4.(a) --  A specimen copy of the certificates for the Company's
Class A Common Stock, par value $.80 per share, filed as Exhibit
"4.3" to the Company's registration statement on Form S-4 (File
No. 33-55946), is incorporated herein by reference.

  (b) -- A specimen copy of the certificates for the Company's Class B Common Stock, par value $.80 per share, filed as Exhibit "4.(b)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

  (c) -- Note Agreement dated as of March 3, 1993 among the Company and each Purchaser in the Private Placement of the Company's 7.875% Senior Notes due March 3, 2003, filed as Exhibit "4.(g)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

10.(a)-- Supplemental Pension Program, filed as Exhibit "10.(f)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244), is incorporated herein by reference.

  (b) -- Unfunded Supplemental Pension Plan Trust Agreement relating to Item 10.(a) above, filed as Exhibit "10.(g)" to the Company's From 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244) is incorporated herein by reference.

  (c) -- Funded Supplemental Pension Plan Trust Agreement relating to Item 10.(a) above, filed as Exhibit "10.(h)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244), is incorporated herein by reference.

  (d) -- Deferred Compensation Plan, filed as Exhibit "10." to the Company's Form 10-K Annual Report for the fiscal year ended
December 31, 1981 (File No. 1-6244), is incorporated herein by reference.

  (e) --  Executive Life Insurance Program summary, filed as
Exhibit "10.(j)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244), is incorporated herein by reference.

  (f) -- Pertinent provisions of Incentive Compensation Program, filed as Exhibit "11." to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1981 (File No. 1-6244), is incorporated herein by reference.

  (g) --  American Maize-Products Company Directors Retirement
Benefit Plan, filed as Exhibit "10.(l)" to the Company's Form
10-K Annual Report for the fiscal year ended December 31, 1991
(File No. 1-6244), is incorporated herein by reference.

  (h) -- The 1976 Stock Option Plan, as amended November 24, l981, filed as Exhibit "12." to the Company's Form 10-K Annual
Report for the fiscal year ended December 31, l981 (File No.
1-6244), is incorporated herein by reference.

  (i) -- The 1985 Stock Option Plan, filed as Exhibit "5." to the Company's Form 10-K Annual Report for the fiscal year ended
December 31, 1985 (File No. 1-6244), is incorporated herein by reference.

  (j) --  The 1985 Stock Option Plan, as amended, filed as
Exhibit "4.(f)" to the Company's registration statement on Form
S-8 on July 7, 1988 (File No. 33-22943), is incorporated herein by reference.

  (k) -- Lease between Harbor Plaza Associates, Landlord, and the Company, Tenant, relating to the offices located at 41 Harbor Plaza Drive (presently known as 250 Harbor Drive), Stamford, Connecticut, filed as Exhibit "13." to the Company's Form 10-K Annual Report for the fiscal year ended December 31, l981 (File No. 1-6244), is incorporated herein by reference.

  (l) -- Services Agreement dated February 1, 1973 between Dimmitt Agri Industries, Inc. and Amstar Corporation, filed as Exhibit "10.1(a)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

  (m) --  Assignment of Services Agreement dated November 28,
1984 among Amstar Corporation, Dimmitt Operating Inc. and Dimmitt
Agri Industries, Inc., filed as Exhibit "10.1(e)" to the
Company's Form 8-K Current Report on December 13, 1984 (File No.
1-6244), is incorporated herein by reference.

  (n) -- Letter Amendments dated August 24, 1977, November 24, 1980 and November 18, 1982 in connection with Exhibit "10(m)" above, filed as Exhibits "10.1(b)," "10.1(c)" and "10.1(d)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), are incorporated herein by reference.

  (o) -- Lease Agreement dated as of February 1, 1973 between Dimmitt Agri Industries, Inc. and Amstar Corporation, filed as Exhibit "10.2(a)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

  (p) -- Assignment of Lease Agreement dated November 28, 1984 among Amstar Corporation, Dimmitt Operating Inc., Dimmitt Agri Industries, Inc. and Texas Bank for Cooperatives filed as Exhibit "10.2(b)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

  (q) -- Credit Agreement dated as of July 1, 1991 among the Company, the signatory lenders thereto, and The Bank of New York, as agent, filed as Exhibit "10.(a)" to the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1991 (File No. 1-6244), is incorporated herein by reference.

  (r) -- Guaranty dated as of July 1, 1991 made by Jno. H. Swisher & Son, Inc., to The Bank of New York, as Agent, and the signatory lenders under the Credit Agreement referenced in Item 10.(q) above, filed as Exhibit "10.(b)" to the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1991 (File No. 1-6244), is incorporated herein by reference.

  (s) -- Guaranty dated as of July 1, 1991 made by Helme Tobacco Company to The Bank of New York, as agent, and the signatory lenders under the Credit Agreement referenced in Item 10.(q) above, filed as Exhibit "10.(c)" to the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1991 (File No. 1-6244), is incorporated herein by reference.

  (t) -- Agreement dated as of March 1, 1991 among William Ziegler, III, Helen Z. Steinkraus, GIH Corp., Donald E. McNicol and the trustees of certain trusts for the benefit of Mr. Ziegler and his issue and the trustees of certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(a)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

  (u) --  Amendment No. 1 dated as of March 14, 1991, to Item
10.(t) above, filed as Exhibit "10.(b)" to the Company's Form 8-K
Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

  (v) -- Stockholders Agreement dated as of March 1, 1991 among William Ziegler, III, Helen Z. Steinkraus, certain trusts for the benefit of Mr. Ziegler and his issue and certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(c)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

  (w) --  Amendment No. 1 dated as of July 1, 1992, to Item
10.(q) above, filed as Exhibit "10.(w)" to the Company's Form
10-K Annual Report for the fiscal year ended December 31, 1992
(File No. 1-6244), is incorporated herein by reference.

  (x) -- Consent and Amendment No. 2 dated as of March 3, 1993, to Item 10.(q) above, filed as Exhibit "10.(x)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

  (y) -- Amendment effective April 24, 1992 to the 1985 Stock Option Plan, as amended, filed as Exhibit "10.(bb)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

  (z) -- Consent and Amendment No. 3 dated as of July 19, 1993, to Item 10.(q) above, is attached hereto as Exhibit "10.(z)".

 (aa) -- Consent No. 4 and Waiver to the Credit Agreement dated as of March 4, 1994, to Item 10.(q) above, is attached hereto as Exhibit "10.(aa)".

 (bb) -- The American Fructose Corporation 1986 Stock Option Plan, assumed by the Company pursuant to the merger of American Fructose Corporation with and into the Company on February 26, 1993, filed on July 14, 1986 on Form S-8 (File No. 33-7062), is incorporated herein by reference.

 (cc) -- Employment Agreement dated as of July 1, 1993 between the Company and Patric J. McLaughlin is attached hereto as Exhibit "10.(cc)".

 (dd) --  Promissory Note dated April 29, 1993 in the amount of
$150,000 of Patric J. McLaughlin in favor of the Company is attached hereto as Exhibit "10.(dd)".

11.(a)-- Calculation of Primary Earnings Per Share for the fiscal years ended December 31, 1993, 1992 and 1991 inclusive is attached hereto as Exhibit "11.(a)".

11.(b)-- Calculation of Fully-Diluted Earnings Per Share for the fiscal years ended December 31, 1993, 1992 and 1991 inclusive is attached hereto as Exhibit "11.(b)".

13. -- 1993 Annual Report to security holders of the Company, is attached hereto as Exhibit "13".

21. -- Subsidiaries of the Company as of December 31, 1993 is attached hereto as Exhibit "21.".

23. -- Consent of Coopers & Lybrand, dated March 25, 1994, is attached hereto as Exhibit "23.".


(b)  Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1993.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN MAIZE-PRODUCTS COMPANY
                                             (Company)



March 18, 1994                   By Edward P. Norris
                                    ________________________________________
                                    Edward P. Norris,
                                    Vice President and Chief Financial
                                    Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 18, 1994                   By William Ziegler, III
                                    ________________________________________
                                    William Ziegler, III,
                                    Chairman of the Board
                                    and Director



March 18, 1994                   By Patric J. McLaughlin
                                    ________________________________________
                                    Patric J. McLaughlin,
                                    President and Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)



March 18, 1994                   By Leslie C. Liabo
                                    ________________________________________
                                    Leslie C. Liabo,
                                    Director



March 18, 1994                   By Charles B. Cook, Jr.
                                    ________________________________________
                                    Charles B. Cook, Jr.,
                                    Director



March 18, 1994                   By Paul F. Engler
                                    ________________________________________
                                    Paul F. Engler,
                                    Director



March 18, 1994                   By James E. Harwood
                                    ________________________________________
                                    James E. Harwood,
                                    Director



March 18, 1994                   By John R. Kennedy
                                    ________________________________________
                                    John R. Kennedy,
                                    Director




March 18, 1994                   By C. Alan MacDonald
                                    ________________________________________
                                    C. Alan MacDonald,
                                    Director




March 18, 1994                   By H. Barclay Morley
                                    ________________________________________
                                    H. Barclay Morley,
                                    Director



March 18, 1994                   By William L. Rudkin
                                    ________________________________________
                                    William L. Rudkin,
                                    Director



March 18, 1994                   By Wendell M. Smith
                                    ________________________________________
                                    Wendell M. Smith,
                                    Director



March 18, 1994                   By William C. Steinkraus
                                    ________________________________________
                                    William C. Steinkraus,
                                    Director



March 18, 1994                   By Raymond S. Troubh
                                    ________________________________________
                                    Raymond S. Troubh,
                                    Director



March 18, 1994                   By Edward P. Norris
                                    ________________________________________
                                    Edward P. Norris,
                                    Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting
                                     Officer)

                  SECURITITES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              __________









                               FORM 10-K
                             ANNUAL REPORT
                              __________












            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
         for the years ended December 31, 1993, 1992 and 1991
                              __________




                    AMERICAN MAIZE-PRODUCTS COMPANY
                              __________

       AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                    STATEMENT SCHEDULES


Consolidated Financial Statements Incorporated by Reference

The consolidated financial statements of American Maize-Products Company and its subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference to the Company's 1993 Annual Report to shareholders (Exhibit 13), which Exhibit is not "filed" as a part of this Form 10-K except for the consolidated financial statements and notes thereto and Report of Independent Accountants on pages 21 through 36 thereof and certain other information incorporated elsewhere herein.

Consolidated Financial Statements and Financial Statement
Schedules:                                                            Page

Report of Independent Accountants                                     F-2

Financial Statement Schedules:

     II.  Amounts Receivable from Related Parties and
           Underwriters, Promoters and Employees Other
           Than Related Parties                                       F-3

      V.  Property, Plant and Equipment for the years ended
           December 31, 1993, 1992 and 1991                           F-4

     VI.  Accumulated Depreciation of Property, Plant and
           Equipment for the years ended December 31, 1993,
           1992 and 1991                                              F-5

 VIII.    Valuation and Qualifying Accounts and Reserves for
           the years ended December 31, 1993, 1992 and 1991           F-6

      X.  Supplementary Income Statement Information for the
           years ended December 31, 1993, 1992 and 1991               F-7


Financial Statement Schedules Omitted

Financial Statement Schedules other than those listed above are omitted because they are not required or are not applicable or that the required information is presented in the consolidated financial statements or notes thereto. Columns omitted from financial statement schedules filed have been omitted because the information is not applicable. Any other information omitted from the financial statement schedules filed has been omitted due to immateriality.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders,
American Maize-Products Company:




     Our report on the consolidated financial statements of American Maize-Products Company has been incorporated by reference in this Form 10-K from the 1993 Annual Report to security holders of American Maize-Products Company (Exhibit 13), and appears on page 21 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the accompanying index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                   COOPERS & LYBRAND




One Canterbury Green
Stamford, Connecticut
February 22, 1994.

            AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

         SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

           For the years ended December 31, 1993, 1992 and 1991

                             (In thousands)



   Col. A                Col. B         Col. C                Col. D               Col. E

                                                                                 Balance at
                       Balance at                           Deductions          End of Period
                       Beginning                     Amounts        Amounts               Not
Name of Debtor         of Period      Additions     Collected     Written Off  Current   Current

December 31, 1993:
Patric J. McLaughlin          -        $150(A)              -               -     $50       $100



December 31, 1992:

Patric J. McLaughlin          -             -                -               -       -         -


December 31, 1991:

Patric J. McLaughlin          -             -                -               -       -         -

_______________________
Note:
(A) In connection with Mr. McLaughlin's relocation, and becoming the Company's President and Chief Operating Officer, the Company granted Mr. McLaughlin a housing loan in the amount of $150,000 on April 29, 1993.
    In return for the housing loan, Mr. McLaughlin issued the Company a $150,000 note which requires three equal annual payments of principal, together with interest due on the outstanding principal balance, on the anniversary date of the note beginning on April 29, 1994. Interest on the note is at the rate of 5.24% per annum on the unpaid principal of the note. Collateral for the note is a second mortgage on Mr. McLaughlin's principal residence.


            AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

            For the years ended December 31, 1993, 1992 and 1991

                               (In thousands)



   Col. A                 Col. B          Col. C         Col. D        Col. E         Col. F

                         Balance at                                     Other        Balance at
                         Beginning       Additions                   Changes Add       End of
Classification           of Period        At Cost      Retirements    (Deduct)         Period
December 31, 1993: (A)

  Land                                                                               $  3,004

  Buildings and
   improvements                                                                        72,757

  Machinery and
   equipment                                                                          381,382

  Construction in
   progress                                                                            10,874
                                                                                     $468,017

December 31, 1992:(A)

  Land                                                                               $  3,060

  Buildings and
   improvements                                                                        64,069

  Machinery and
   equipment                                                                          359,254

  Construction in
   progress                                                                            19,207
                                                                                     $445,590

December 31, 1991:(A)

  Land                                                                               $  3,590

  Buildings and
   improvements                                                                        63,264

  Machinery and
   equipment                                                                          353,815

  Construction in
   progress                                                                             7,412
                                                                                     $428,081
______________________
Note:

(A) Details of additions, retirements and other changes are not shown since such amounts were not required (less than 10% of the ending balance in Column F). In 1993, 1992 and 1991 total additions aggregated
    $43,633,000, $32,266,000 and $19,428,000 and retirements were $12,022,000,
    $14,757,000 and $4,399,000, respectively, other changes in 1993 were a deduction of $9,184,000. The other changes in 1993 include $8,769,000 related to the merger of American Fructose Corporation with and into the Company.

            AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

   SCHEDULE VI - ACCUMULATED DEPRECIATION of PROPERTY, PLANT AND EQUIPMENT

            For the years ended December 31, 1993, 1992 and 1991

                               (In thousands)




Col A.                       Col B.       Col C.       Col. D.       Col. E.      Col. F.
                                        Additions
                           Balance at   Charged to                    Other       Balance at
                           Beginning    Costs and                 Changes Add        End of
Description                of Period     Expenses    Retirements     (Deduct)        Period
December 31, 1993: (A)

 Buildings and              $ 25,691      $ 3,964      $ 2,481      $  (2,101)(B)    $  25,073
  improvements

 Machinery and
  equipment                  185,078       26,319        2,878        (52,999)(B)      155,520
                            $210,769      $30,283      $ 5,359      $ (55,100)       $ 180,593

December 31, 1992:(A)

 Buildings and
  improvements              $ 23,881      $ 2,646      $   836      $       -        $  25,691

  Machinery and
   equipment                 171,934       22,796        9,652              -          185,078
                            $195,815      $25,442      $10,488      $       -        $ 210,769

December 31, 1991:(A)

 Buildings and
  improvements              $ 21,321      $ 2,569      $     9      $       -        $  23,881

 Machinery and
  equipment                  152,010       22,601        2,677              -          171,934
                            $173,331      $25,170      $ 2,686      $       -        $ 195,815

Note:
(A) Buildings and improvements and machinery and equipment are depreciated over their useful lives, generally on the straight-line method. Assets recorded under capital leases are amortized over the lease term or, if title ultimately passes to the Company, over the estimated useful lives. Depreciation is based on the following useful lives: Buildings and improvements, 3 to 45 years; machinery and equipment, 3 to 20 years.

(B) In connection with the merger of American Fructose Corporation with and into the Company, the accumulated depreciation relating to the assets held by the minority interest were eliminated.

/TABLE

            AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            For the years ended December 31, 1993, 1992 and 1991

                               (In thousands)




  Col A.                   Col B.         Col C.         Col. D.          Col.  E.
                                        Additions
                         Balance at     Charged to
                         Beginning      Costs and                        Balance at
  Description            of Period       Expenses       Deductions      End of Period
  For the year ended
  December 31, 1993:

   Allowance for
    doubtful accounts      $2,109         $1,979          $  479(A)          $3,609

  For the year ended
  December 31, 1992:

   Allowance for
    doubtful accounts      $1,600         $  895          $  386(A)          $2,109

  For the year ended
  December 31, 1991:

   Allowance for
    doubtful accounts      $3,237         $  553          $2,190(B)          $1,600

   _________________________
  Notes:
  (A) Doubtful accounts written off.
  (B) Doubtful accounts written off during the year including $2,000,000 related to certain accounts of a discontinued international sales and trading company business.
/TABLE

            AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

            For the years ended December 31, 1993, 1992 and 1991

                               (In thousands)




  Col. A                                 Col. B
  Item                         Charged to Costs and Expenses
                              1993        1992           1991



  Maintenance and repairs   $24,515      $24,529        $24,553

  Taxes, other than payroll
   and income taxes:

   Federal excise           $10,099      $ 8,247        $ 8,131

   Other                      5,947        6,348          5,619
                            $16,046      $14,595        $13,750

                         INDEX TO EXHIBITS


                                                       Sequential
Regulation S-K                                             Page
Exhibit No:                        Exhibit                Number


 2.   --       The Amended and Restated Agreement            *
               and Plan of Merger, dated as of
               December 15, 1992, by and between
               the Company and AFC attached as Annex
               A to the Joint Proxy Statement/Prospectus forming a part of the Company's registration statement on Form S-4 (File No. 33-55946).

 3.(a)--       The Restated Articles of Incorporation of     *
               the Company, as amended through February
               26, 1993, filed as Exhibit "3.(a)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992
               (File No. 1-6244).

   (b)--       By-Laws, as amended to February 24, 1993,     *
               filed as Exhibit "3.(b)" to the Company's
               Form 10-K Annual Report for the fiscal
               year ended December 31, 1992
               (File No. 1-6244).

 4.(a)--       A specimen copy of the certificates for the   *
               Company's Class A Common Stock, par value
               $.80 per share, filed as Exhibit "4.3" to the Company's registration statement on
               Form S-4 (File No. 33-55946).

   (b)--       A specimen copy of the certificates for the   *
               Company's Class B Common Stock, par value
               $.80 per share, filed as Exhibit "4.(b)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992
               (File No. 1-6244).

   (c)--       Note Agreement dated as of March 3, 1993      *
               among the Company and each Purchaser in the Private Placement of the Company's 7.875% Senior Notes due March 3, 2003, filed as Exhibit "4.(g)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244).

10.(a)--       Supplemental Pension Program, filed as        *
               Exhibit "10.(f)" to the Company's Form
               10-K Annual Report for the fiscal year
               ended December 31, 1991 (File No. 1-6244).

   (b)--       Unfunded Supplemental Pension Plan Trust      *
               Agreement relating to Item 10.(a) above, filed as Exhibit "10.(g)" to the Company's
               Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

   (c)--       Funded Supplemental Pension Plan Trust        *
               Agreement relating to Item 10.(a) above, filed as Exhibit "10.(h)" to the Company's
               Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

   (d)--       Deferred Compensation Plan, filed as          *
               Exhibit "10." to the Company's Form 10-K
               Annual Report for the fiscal year ended
               December 31, 1981 (File No. 1-6244).

   (e)--       Executive Life Insurance Program summary,     *
               filed as Exhibit "10.(j)" to the Company's
               Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

   (f)--       Pertinent provisions of Incentive             *
               Compensation Program, filed as Exhibit
               "11." to the Company's Form 10-K Annual
               Report for the fiscal year ended
               December 31, 1981 (File No. 1-6244).

   (g)--       American Maize-Products Company Directors     *
               Retirement Benefit Plan, filed as
               Exhibit "10.(l)" to the Company's Form
               10-K Annual Report for the fiscal year
               ended December 31, 1991 (File No. 1-6244).

   (h)--       The 1976 Stock Option Plan, as amended        *
               November 24, 1981, filed as Exhibit "12."
               to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1981
               (File No. 1-6244).

   (i)--       The 1985 Stock Option Plan, filed as          *
               Exhibit "5." to the Company's Form 10-K
               Annual Report for the fiscal year ended
               December 31, 1985 (File No. 1-6244).


   (j)--       The 1985 Stock Option Plan, as                *
               amended, filed as Exhibit "4.(f)" to
               the Company's registration statement
               on Form S-8 on July 7, 1988
               (File No. 33-22943).

   (k)--       Lease between Harbor Plaza Associates,        *
               Landlord, and the Company, Tenant,
               relating to the offices located at
               41 Harbor Plaza Drive (presently known as
               250 Harbor Drive), Stamford, Connecticut, filed as Exhibit "13." to the Company's
               Form 10-K Annual Report for the fiscal year ended December 31, 1981 (File No. 1-6244).

   (l)--       Services Agreement dated February 1, 1973     *
               between Dimmitt Agri Industries, Inc. and
               Amstar Corporation, filed as Exhibit
               "10.1(a)" to the Company's Form 8-K
               Current Report on December 13, 1984
               (File No. 1-6244).

   (m)--       Assignment of Services Agreement dated        *
               November 28, 1984 among Amstar Corporation,
               Dimmitt Operating Inc. and Dimmitt Agri
               Industries, Inc., filed as Exhibit
               "10.1(e)" to the Company's Form 8-K Current
               Report on December 13, 1984
               (File No. 1-6244).

   (n)--       Letter Amendments dated August 24, 1977,      *
               November 24, 1980 and November 18, 1982 in connection with Exhibit "10(m)" above, filed as Exhibits "10.1(b)," "10.1(c)" and "10.1(d)" to the Company's Form 8-K Current Report on December 13, 1984
               (File No. 1-6244).

   (o)--       Lease Agreement dated as of February 1,       *
               1973 between Dimmitt Agri Industries,
               Inc. and Amstar Corporation, filed as
               Exhibit "10.2(a)" to the Company's Form 8-K
               Current Report on December 13, 1984
               (File No. 1-6244).

   (p)--       Assignment of Lease Agreement dated           *
               November 28, 1984 among Amstar Corporation,
               Dimmitt Operating Inc., Dimmitt Agri
               Industries, Inc. and Texas Bank for
               Cooperatives filed as Exhibit "10.2(b)"
               to the Company's Form 8-K Current Report on
               December 13, 1984 (File No. 1-6244).


   (q)--       Credit Agreement dated as of July 1, 1991     *
               among the Company, the signatory lenders thereto, and The Bank of New York, as agent, filed as Exhibit "10.(a)" to the Company's
               Form 10-Q Quarterly Report for the quarterly period ended September 30, 1991
               File No. 1-6244).

   (r)--       Guaranty dated as of July 1, 1991 made by     *
               Jno. H. Swisher & Son, Inc., to The Bank of New York, as Agent, and the signatory lenders under the Credit Agreement referenced in Item 10.(q) above, filed as Exhibit "10.(b)" to the Company's Form
               10-Q Quarterly Report for the quarterly
               period ended September 30, 1991
               (File No. 1-6244).

   (s)--       Guaranty dated as of July 1, 1991 made by     *
               Helme Tobacco Company to The Bank of New
               York, as agent, and the signatory lenders under the Credit Agreement referenced in
               Item 10.(q) above, filed as Exhibit
               "10.(c)" to the Company's Form 10-Q
               Quarterly Report for the quarterly period ended September 30, 1991 (File No. 1-6244).

   (t)--       Agreement dated as of March 1, 1991           *
               among William Ziegler, III, Helen Z.
               Steinkraus, GIH Corp., Donald E. McNicol and the trustees of certain trusts for the benefit of Mr. Ziegler and his issue and the trustees of certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(a)" to the Company's Form 8-K Current Report dated
               March 29, 1991 (File No. 1-6244).

   (u)--       Amendment No. 1 dated as of March 14,         *
               1991, to Item 10.(t) above, filed as Exhibit
               "10.(b)" to the Company's Form 8-K Current
               Report dated March 29, 1991 (File No. 1-6244).

   (v)--       Stockholders Agreement dated as of            *
               March 1, 1991 among William Ziegler, III,
               Helen Z. Steinkraus, certain trusts for
               the benefit of Mr. Ziegler and his issue and certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(c)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244).

   (w)--       Amendment No. 1 dated as of July 1, 1992,     *
               to Item 10.(q) above, filed as Exhibit
               "10.(w)" to the Company's Form 10-K
               Annual Report for the fiscal year ended
               December 31, 1992 (File No. 1-6244).

   (x)--       Consent and Amendment No. 2 dated as
               of March 3, 1993, to Item 10.(q) above,
               filed as Exhibit "10.(x)" to the Company's
               Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244).

   (y)--       Amendment effective April 24, 1992 to the     *
               1985 Stock Option Plan, as amended, filed as Exhibit "10.(bb)" to the Company's Form 10-K
               Annual Report for the fiscal year ended
               December 31, 1992 (File No. 1-6244).

   (z)--       Consent and Amendment No. 3 dated
               as of July 19, 1993, to Item 10.(q)
               above, is attached hereto as
               Exhibit "10.(z)".

  (aa)--       Consent No. 4 and Waiver to the Credit
               Agreement dated as of March 4, 1994,
               to Item 10.(q) above, is attached hereto as Exhibit "10.(aa)".

  (bb))--      The American Fructose Corporation 1986        *
               Stock Option Plan, assumed by the Company pursuant to the merger of American Fructose Corporation with and into the Company on February 26, 1993, filed on July 14, 1986 on Form S-8 (File No. 33-7062).

  (cc)-- Employment Agreement dated as of July 1, 1993 between the Company and Patric J. McLaughlin is attached hereto as Exhibit "10.(cc)".

  (dd)--       Promissory Note dated April 29, 1993 in
               the amount of $150,000 of Patric J. McLaughlin in favor of the Company is attached hereto as Exhibit "10.(dd)".

11.(a)-- Calculation of Primary Earnings Per Share for the fiscal years ended December 31, 1993, 1992 and 1991 inclusive is attached hereto as Exhibit "11.(a)".

11.(b)-- Calculation of Fully-Diluted Earnings Per Share for the fiscal years ended December 31, 1993, 1992 and 1991 inclusive is attached hereto as Exhibit "11.(b)".

13.   --       1993 Annual Report to security holders of the
               Company is attached hereto as Exhibit "13".

21.   --       Subsidiaries of the Company as of December 31, 1993
               is attached hereto as Exhibit "21.".

23.   --       Consent of Coopers & Lybrand, dated March 25, 1994,
               is attached hereto as Exhibit "23.".

__________________
*  Incorporated by Reference.


     The Company will make the foregoing exhibits available upon request upon payment of a charge of $.25 per page and postage. Requests should be addressed to the Secretary, American Maize-Products Company, P.O. Box 10128, 250 Harbor Drive, Stamford, CT 06904.