Form 10-Q
period 1994-03-31
AMERICAN MAIZE PRODUCTS CO
filed 1994-05-12
CIK 5405

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




        For the quarterly period ended   March 31, 1994

                               OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ______

                      Commission File No.  1-6244


                    AMERICAN MAIZE-PRODUCTS COMPANY
   ______________________________________________________________________
      (Exact name of registrant as specified in its charter)

              Maine                                      13-0432720
   ______________________________________________________________________
   (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification #)

     250 Harbor Drive, Stamford, CT                          06902
   ______________________________________________________________________
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (203) 356-9000
                                                    _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                    Yes   X               No
                        __________           __________


Number of shares outstanding of each of issuer's classes of common stock at March 31, 1994.

                               Class A        Class B
                              __________     __________

         Outstanding           8,493,003      1,742,057

                              INDEX



                                                                       Page #


Part I

   Financial Statements:

   Condensed Consolidated Balance Sheets
     at March 31, 1994 and December 31, 1993                               1

   Condensed Consolidated Statements of Operations and Retained
     Earnings for the three months ended March 31, 1994 and 1993           2

   Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 1994 and 1993                    3

   Notes to Condensed Consolidated Financial Statements                    4

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   5

Part II

Item 1.  Legal Proceedings                                                 6

Item 6.  Exhibits and Reports on Form 8-K                                  6

Signatures                                                                 7

         AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                             March 31,     December 31,
                                                               1994            1993

Current assets:
 Cash and cash equivalents                                $  6,185,000    $  3,625,000
 Accounts receivable, trade, less allowance
  for doubtful accounts of $3,827,000 at
  March 31, 1994 and $3,609,000 at December 31, 1993        60,079,000      53,529,000
 Inventories
  Finished goods                                            23,889,000      25,074,000
  Work-in-process                                            4,908,000       4,344,000
  Raw materials                                             46,016,000      40,302,000
  Stores and supplies                                       18,637,000      17,833,000
                                                            93,450,000      87,553,000

 Other current assets                                       10,444,000       8,934,000
  Total current assets                                     170,158,000     153,641,000

Property, plant and equipment, at cost                     471,181,000     468,017,000
 Less, Accumulated depreciation                            184,420,000     180,593,000
                                                           286,761,000     287,424,000
Excess of cost over net assets of
 acquired companies, less accumulated
 amortization of $3,655,000 at March 31, 1994
 and $3,504,000 at December 31, 1993                        23,133,000      23,284,000
Prepaid pension costs                                       14,732,000      14,732,000
Other assets                                                12,755,000      12,977,000
                                                          $507,539,000    $492,058,000
Current liabilities:
 Short-term debt                                          $  2,000,000    $  5,000,000
 Long-term debt, current installments                          900,000         885,000
 Accounts payable, trade                                    13,169,000      16,278,000
 Accrued expenses                                           24,158,000      24,395,000
 Accrued income taxes                                        5,318,000       4,837,000
   Total current liabilities                                45,545,000      51,395,000

Long-term debt, less current installments                  160,113,000     139,294,000
Deferred income taxes                                       30,900,000      30,775,000
Accrued postretirement and postemployment benefits          51,112,000      50,027,000
Other liabilities                                            4,985,000       4,901,000
                                                           292,655,000     276,392,000
Stockholders' equity:
 Capital stock:
  Common, Class A, $.80 par value; authorized
   15,000,000 shares at March 31, 1994 and
   at December 31, 1993; issued 8,855,603 shares
   at March 31, 1994 and 8,848,903 shares at
   December 31, 1993                                         7,084,000       7,079,000
  Common, Class B, $.80 par value; authorized
   2,500,000 shares; issued 1,809,282 shares
   at March 31, 1994 and December 31, 1993                   1,447,000       1,447,000
 Capital in excess of par value of common stock            123,962,000     123,836,000
 Retained earnings                                          89,268,000      90,221,000
                                                           221,761,000     222,583,000
Less, Common Stock in treasury, at cost;
 Class A, 362,600 shares at March 31, 1994 and 366,990
  at December 31, 1993; Class B, 67,225 shares at
  March 31, 1994 and at December 31, 1993                    6,877,000       6,917,000
   Total stockholders' equity                              214,884,000     215,666,000
                                                          $507,539,000    $492,058,000

See accompanying notes to condensed consolidated financial statements.

           AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         1994               1993
Net sales                                            $137,839,000       $115,006,000
Cost of sales                                         104,601,000         92,168,000
 Gross profit                                          33,238,000         22,838,000
Selling, administrative and general expenses           23,480,000         22,970,000
Restructuring charges                                   5,400,000          4,000,000
   Operating profit (loss)                              4,358,000         (4,132,000)

Other income (expenses):
 Interest expense                                      (2,931,000)        (3,931,000)
 Interest income                                           69,000            566,000
 Other, net                                              (314,000)        (1,152,000)
                                                       (3,176,000)        (4,517,000)
Income (loss) before income taxes, minority
 interest, extraordinary loss and
 cumulative effect of accounting changes                1,182,000         (8,649,000)

Income taxes:
  Current                                                (341,000)         1,981,000
  Deferred                                               (158,000)         1,373,000
                                                         (499,000)         3,354,000

Income (loss) before minority interest,
 extraordinary loss and cumulative effect of
 accounting changes                                       683,000         (5,295,000)
Minority interest in loss of subsidiary                         -            329,000
Income (loss) before extraordinary loss and
 cumulative effect of accounting changes                  683,000         (4,966,000)
Extraordinary loss from early extinguishment of debt            -         (2,862,000)
Income (loss) before cumulative effect of
 accounting changes                                       683,000         (7,828,000)
Cumulative effect of accounting changes                         -        (27,200,000)
  Net income (loss)                                       683,000        (35,028,000)
Retained earnings at beginning of period               90,221,000        127,324,000
Less: cash dividends paid                               1,636,000          1,034,000
Retained earnings at end of period                   $ 89,268,000       $ 91,262,000

Earnings per share of common stock:
 Income (loss) before extraordinary loss and
  cumulative effect of accounting changes                   $ .07             $ (.63)
 Extraordinary loss from early extinguishment of debt           -               (.36)
 Cumulative effect of accounting changes                        -              (3.45)
   Net income (loss)                                        $ .07             $(4.44)

Dividends per share of common stock                         $ .16             $  .16

Weighted average number of common shares
 outstanding                                           10,226,758          7,872,797

See accompanying notes to condensed consolidated financial statements.

         AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994
                              (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        1994         1993

Cash flows from operating activities:
 Net income (loss)                                             $    683,000     $(35,028,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                  8,117,000        7,483,000
   Amortization of original issue discount on
    subordinated debentures                                               -          124,000
   Deferred income taxes                                            158,000       (1,373,000)
   Extraordinary loss from early extinguishment of debt                   -        2,862,000
   Cumulative effect of accounting changes                                -       27,200,000
   Restructuring charges                                          5,400,000        4,000,000
   Minority interest in (loss) of subsidiary, net of dividends            -         (941,000)
   Changes in assets and liabilities:
    Accounts receivable, trade                                   (6,550,000)      (1,410,000)
    Inventories                                                  (5,897,000)      (6,627,000)
    Other current assets                                         (1,510,000)        (708,000)
    Accounts payable and accrued expenses                        (5,670,000)       3,224,000
    Other, net                                                    2,099,000       (2,269,000)
      Net cash used in operating activities                      (3,170,000)      (3,463,000)

Cash flows from investing activities:
 Additions to property, plant and equipment                     (10,468,000)     (10,810,000)
 Purchase of minority interest in subsidiary                              -      (32,992,000)
      Net cash used in investing activities                     (10,468,000)     (43,802,000)

Cash flows from financing activities:
 Cash dividends                                                  (1,636,000)      (1,034,000)
 Issuance of short-term debt                                      2,000,000                -
 Payments of short-term debt                                     (5,000,000)      (9,200,000)
 Borrowings on long-term debt                                    21,050,000      125,000,000
 Payments of long-term debt                                        (216,000)     (73,038,000)
      Net cash provided by financing activities                  16,198,000       41,728,000

Net increase (decrease) in cash and cash equivalents              2,560,000       (5,537,000)
Cash and cash equivalents, beginning of year                      3,625,000       72,085,000
Cash and cash equivalents, end of period                       $  6,185,000     $ 66,548,000

Supplemental Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)                         $  4,460,000     $  2,254,000
  Income taxes (net of refunds)                                $     43,000     $    569,000

See accompanying notes to condensed consolidated financial statements.

      Notes to Condensed Consolidated Financial Statements
                            Unaudited


(A)      Basis of Presentation

   The accompanying condensed consolidated financial statements of American Maize-Products Company and its Subsidiaries ("Company") for the three month periods ended March 31, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments (of a normal recurring nature) considered necessary for a fair presentation have been reflected therein.

   Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993.


(B)      Supplementary Information

   Interest costs incurred during the three months ended March 31, 1994 and 1993 were $3,014,000 and $4,153,000 respectively. Interest capitalized during these periods was $83,000 and $222,000, respectively.

   For cash flow reporting purposes all highly liquid short-term investments (as denoted on the balance sheet), with maturities of three months or less, are considered cash equivalents.

   Deposits made for hedging transactions to cover open positions on corn purchases are included in inventory for cash flow reporting purposes.


(C)      Short-term Debt

   Short-term debt comprises borrowings on lines of credit from banks.

(D)      Legal Proceedings

   The current status of litigation is described in Part II, herein.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition (March 31, 1994
 compared to December 31, 1993)

The Company currently has available $125,000,000 under a bank revolving credit agreement which expires on December 31, 1998 and open lines of credit with banks of $5,000,000. At March 31, 1994, borrowings under these facilities were $33,650,000 and $2,000,000 respectively.

Significant uses of cash during the period included capital expenditures of $10,468,000 and increased receivable and inventory levels of $6,550,000 and $5,897,000 respectively. The Company anticipates approximately $80,000,000 of additional capital spending for the remainder of the year which will be financed through internal cash flow and available credit facilities, as needed.


Results of Operations (Three Months
 ended March 31, 1994 compared with the
 Three Months ended March 31, 1993)

Net sales increased 19.9% in 1994 to $137,839,000 compared to $115,006,000 in 1993. The higher sales reflect an increase in unit sales volumes and pricing of high fructose corn syrup and specialty food starches and higher net sales in the tobacco business.

Operating profits were $4,358,000 in 1994 compared to a loss of $4,132,000 in 1993. Operating profits in the Company's corn processing business were significantly higher than last year due primarily to higher sweetener prices. Operating results in the tobacco business include restructuring charges of $5,400,000 in 1994 and $4,000,000 in 1993. The charge in 1994 represents the costs associated with the consolidation of the Company's tobacco businesses. Helme Tobacco Company, a manufacturer and marketer of chewing tobacco, moist and dry snuff, will be merged into Swisher International, Inc., a manufacturer and marketer of cigars. Consolidation of the sales force, marketing and management will be completed in the second quarter of 1994. In addition, Swisher will consolidate all of its cigar manufacturing into its Jacksonville, Florida facilities which will result in the closing of its Waycross, Georgia plant. This consolidation will be completed in early 1995.

Interest expense decreased to $2,931,000 in 1994 compared to $3,931,000 in 1993. The primary reasons for the decrease were lower average interest rates and debt levels.

Net income in 1994 was $683,000, or $.07 per share, compared to a net loss of $35,028,000, or $4.44 per share, in 1993. Results for 1993 include an after tax charge of $27,200,000, or $3.45 per share, to reflect the cumulative effect of the adoption of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and No. 112, "Employers' Accounting for Postemployment Benefits." Also included in the 1993 results was an extraordinary loss of $2,862,000, or $.36 per share, relating to the early retirement of the Company's 12% senior subordinated debentures.

                             PART II



Item 1. Legal Proceedings

        No reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

             10 (a) Credit Agreement, dated as of March 31, 1994, by and among the Company, the Signatory Lenders thereto and The Bank of New York, as agent.

             11 (a)  Calculation of Primary Earnings Per Share

             11 (b)  Calculation of Fully-Diluted Earnings Per Share

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AMERICAN MAIZE-PRODUCTS COMPANY



DATE:   May 12, 1994                        /s/ Patric J. McLaughlin
                                            ----------------------------
                                                Patric J. McLaughlin
                                                President and
                                                Chief Executive Officer



DATE:   May 12, 1994                        /s/ Edward P. Norris
                                            ----------------------------
                                                Edward P. Norris
                                                Vice President and
                                                Chief Financial Officer