Form 10-K/A
period 1993-12-31
AMERICAN MAIZE PRODUCTS CO
filed 1994-06-29
CIK 5405

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                    __________________________________
                                FORM 10-K/A
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                    OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the Transition Period from __________ to __________
                       Commission File Number 1-6244

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

                                                 Name of each exchange
        Title of each class                       on which registered
        ___________________                      _____________________

      Class A Common Stock, par value of        American Stock Exchange
            $.80 per share
      Class B Common Stock, par value of        American Stock Exchange
            $.80 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .
                                              -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $173,141,467.63 (based upon closing prices on the American Stock Exchange on March 9, 1994).

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

      American Maize-Products Company (the "Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth in the pages attached hereto:

                                  PART IV



      Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K

                 ...

      (a)(3)     Exhibits

        99. Annual Report of the Company's Capital Accumulation Plan for the Plan's fiscal year ended December 31, 1993 on Form 11-K is attached hereto as Exhibit 99.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN MAIZE-PRODUCTS COMPANY



June 29, 1994                     By Edward P. Norris
                                    _____________________________
                                     Edward P. Norris
                                     Vice President and
                                     Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 29, 1994                     By William Ziegler, III
                                     ____________________________
                                     William Ziegler, III,
                                     Chairman of the Board
                                     and Director


June 29, 1994                     By Patric J. McLaughlin
                                     ____________________________
                                     Patric J. McLaughlin,
                                     President and Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)


June 29, 1994                     By Charles B. Cook, Jr.
                                     ____________________________
                                     Charles B. Cook, Jr.,
                                     Director


June 29, 1994                     By Paul F. Engler
                                     ____________________________
                                     Paul F. Engler,
                                     Director


June 29, 1994                     By James E. Harwood
                                     ____________________________
                                     James E. Harwood,
                                     Director


June 29, 1994                     By John R. Kennedy
                                     ____________________________
                                     John R. Kennedy,
                                     Director

June 29, 1994
                                     ____________________________
                                     Leslie C. Liabo,
                                     Director


June 29, 1994                     By C. Alan MacDonald
                                     ____________________________
                                     C. Alan MacDonald,
                                     Director


June 29, 1994                     By H. Barclay Morley
                                     ____________________________
                                     H. Barclay Morley,
                                     Director


June 29, 1994                     By William L. Rudkin
                                     ____________________________
                                     William L. Rudkin,
                                     Director


June 29, 1994
                                     ____________________________
                                     Wendell M. Smith,
                                     Director


June 29, 1994                     By William C. Steinkraus
                                     ____________________________
                                     William C. Steinkraus,
                                     Director


June 29, 1994                     By Raymond S. Troubh
                                     ____________________________
                                     Raymond S. Troubh,
                                     Director




June 29, 1994                     By Edward P. Norris
                                     ____________________________
                                     Edward P. Norris,
                                     Vice President and Chief
                                     Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)
                             INDEX TO EXHIBITS

                                                         Sequential
                                                            Page
      (a)(3)     Exhibits                                  Number
                                                         __________


        99.      Annual Report of the Company's               6
                 Capital Accumulation Plan for the
                 Plan's fiscal year ended December 31,
                 1993 on Form 11-K is attached hereto
                 as Exhibit 99.