Form 10-Q
period 1994-06-30
AMERICAN MAIZE PRODUCTS CO
filed 1994-08-12
CIK 5405

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                  For the quarterly period ended June 30, 1994

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 1-6244


                        AMERICAN MAIZE-PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

              Maine                                             13-0432720
 --------------------------------                           -----------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification #)

    250 Harbor Drive, Stamford, CT                                06902
- - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code           (203) 356-9000
                                                        ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes X      No
                                ------     ------

Number of shares outstanding of each of issuer's classes of common stock at June 30, 1994.

                                       Class A                     Class B

             Outstanding              8,500,072                   1,742,057

                                     INDEX



                                                                          Page #


Part I

   Financial Statements:

     Condensed Consolidated Balance Sheets
       at June 30, 1994 and December 31, 1993                                 4

     Condensed Consolidated Statements of Operations and Retained Earnings
       for the six and three months ended June 30, 1994 and 1993              5

     Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 1994 and 1993                        6

     Notes to Condensed Consolidated Financial Statements                     7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  7-8

Part II

Item 1.  Legal Proceedings                                                    9

Item 4.  Submission of Matters to a Vote of Security Holders               9-10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                             June 30,     December 31,
                                                                                              1994           1993
                                                                                           ----------     -----------
Current assets:
 Cash and cash equivalents                                                              $     391,000   $   2,862,000
 Accounts receivable, trade, less allowance for doubtful accounts of $4,052,000
  at June 30, 1994 and $3,609,000 at December 31, 1993                                     64,178,000      53,529,000
 Inventories
  Finished goods                                                                           24,917,000      25,074,000
  Work-in-process                                                                           4,449,000       4,344,000
  Raw materials                                                                            46,615,000      38,882,000
  Stores and supplies                                                                      18,283,000      17,833,000
                                                                                        -------------   -------------
                                                                                           94,264,000      86,133,000

 Other current assets                                                                      12,881,000      11,117,000
                                                                                        -------------   -------------
  Total current assets                                                                    171,714,000     153,641,000
                                                                                        -------------   -------------

Property, plant and equipment, at cost                                                    484,284,000     468,017,000
 Less, Accumulated depreciation                                                           192,668,000     180,593,000
                                                                                        -------------   -------------
                                                                                          291,616,000     287,424,000
Excess of cost over net assets of acquired companies, less accumulated amortization of $3,859,000 at June 30, 1994, and $3,504,000 at
 December 31, 1993                                                                         22,929,000      23,284,000
Prepaid pension costs                                                                      14,732,000      14,732,000
Other assets                                                                               12,131,000      12,977,000
                                                                                        -------------   -------------
                                                                                        $ 513,122,000   $ 492,058,000
                                                                                        =============   =============
Current liabilities:
 Short-term debt                                                                        $   5,000,000   $   5,000,000
 Long-term debt, current installments                                                         914,000         885,000
 Accounts payable, trade                                                                   19,662,000      16,278,000
 Accrued expenses                                                                          24,785,000      24,395,000
 Accrued income taxes                                                                       3,144,000       4,837,000
                                                                                        -------------   -------------
   Total current liabilities                                                               53,505,000      51,395,000

Long-term debt, less current installments                                                 150,329,000     139,294,000
Deferred income taxes                                                                      32,386,000      30,775,000
Accrued postretirement and postemployment benefits                                         52,197,000      50,027,000
Other liabilities                                                                           5,228,000       4,901,000
                                                                                        -------------   -------------
                                                                                          293,645,000     276,392,000
                                                                                        -------------   -------------
Stockholders' equity:
 Capital stock:
  Common, Class A, $.80 par value; authorized 15,000,000 shares at June 30, 1994 and at  December  31,  1993;  issued  8,857,603  shares at June 30,  1994 and
   8,848,903 shares at December 31, 1993                                                    7,086,000       7,079,000
  Common, Class B, $.80 par value; authorized 2,500,000 shares; issued
   1,809,282 shares at June 30, 1994 and December 31, 1993                                  1,447,000       1,447,000
 Capital in excess of par value of common stock                                           124,047,000     123,836,000
 Retained earnings                                                                         93,729,000      90,221,000
                                                                                        -------------   -------------
                                                                                          226,309,000     222,583,000
Less,  Common Stock in treasury,  at cost;  Class A, 357,531  shares at June 30,
 1994 and 366,990 shares at December 31, 1993; Class B, 67,225 shares at
  June 30, 1994 and at December 31, 1993                                                    6,832,000       6,917,000
                                                                                        -------------   -------------
   Total stockholders' equity                                                             219,477,000     215,666,000
                                                                                        -------------   -------------
                                                                                        $ 513,122,000   $ 492,058,000
                                                                                        =============   =============

See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

                                                                Six Months Ended                  Three Months Ended
                                                                     June 30,                           June 30,
                                                          -----------------------------     ---------------------------------
                                                              1994             1993             1994                 1993
                                                          ------------     ------------     ------------         ------------
Net sales                                                 $298,780,000     $250,853,000     $160,941,000         $135,847,000
Cost of sales                                              225,361,000      197,390,000      120,760,000          105,222,000
                                                          ------------     ------------     ------------         ------------
 Gross profit                                               73,419,000       53,463,000       40,181,000           30,625,000
Selling, administrative and general expenses                45,851,000       47,427,000       22,371,000           24,457,000
Restructuring charges                                        5,400,000       12,323,000                -            8,323,000
Provision for patent litigation                              4,000,000                -        4,000,000                    -
                                                          ------------     ------------     ------------         ------------
   Operating profit (loss)                                  18,168,000       (6,287,000)      13,810,000           (2,155,000)
                                                          ------------     ------------     ------------         ------------

Other income (expenses):
 Interest expense                                           (5,966,000)      (7,856,000)      (3,035,000)          (3,925,000)
 Interest income                                               140,000          867,000           71,000              301,000
 Other, net                                                   (850,000)        (926,000)        (536,000)             226,000
                                                          ------------     ------------     ------------          ------------
                                                            (6,676,000)      (7,915,000)      (3,500,000)          (3,398,000)
                                                          ------------     ------------     ------------          ------------
Income (loss) before income taxes, minority
 interest, extraordinary loss and
 cumulative effect of accounting changes                    11,492,000      (14,202,000)      10,310,000           (5,553,000)

Income taxes:
  Current                                                   (2,554,000)       3,536,000       (2,213,000)           1,555,000
  Deferred                                                  (2,155,000)       1,750,000       (1,997,000)             377,000
                                                          ------------     ------------     ------------          ------------
                                                            (4,709,000)       5,286,000       (4,210,000)           1,932,000
                                                          ------------     ------------     ------------          ------------

Income (loss) before minority interest,
 extraordinary loss and cumulative effect of
 accounting changes                                          6,783,000       (8,916,000)       6,100,000           (3,621,000)
Minority interest in loss of subsidiary                              -          329,000                -                    -
                                                          ------------     ------------     ------------          ------------
Income (loss) before extraordinary loss and
 cumulative effect of accounting changes                     6,783,000       (8,587,000)       6,100,000           (3,621,000)
Extraordinary loss from early extinguishment of
 debt                                                                -       (2,862,000)               -                    -
                                                          ------------     ------------     ------------          ------------
Income (loss) before cumulative effect of
 accounting changes                                          6,783,000      (11,449,000)       6,100,000           (3,621,000)
Cumulative effect of accounting changes                              -      (27,200,000)               -                    -
                                                          ------------     ------------     ------------          ------------
  Net income (loss)                                          6,783,000      (38,649,000)       6,100,000           (3,621,000)
Retained earnings at beginning of period                    90,221,000      127,324,000       89,268,000           91,262,000
Less: cash dividends paid                                    3,275,000        2,666,000        1,639,000            1,632,000
                                                          ------------     ------------     ------------          ------------
Retained earnings at end of period                        $ 93,729,000     $ 86,009,000     $ 93,729,000         $ 86,009,000
                                                          ============     ============     ============          ============

Earnings per share of common stock:
 Income (loss) before extraordinary loss and
  cumulative effect of accounting changes                        $ .66           $ (.95)           $ .60               $ (.35)
 Extraordinary loss from early extinguishment of debt                -             (.32)               -                    -
 Cumulative effect of accounting changes                             -            (3.00)               -                    -
                                                                 -----           ------            -----                ------
   Net income (loss)                                             $ .66           $(4.27)           $ .60               $ (.35)
                                                                 =====           ======            =====                ======

Dividends per share of common stock                              $ .32           $  .32            $ .16               $  .16
                                                                 =====           ======            =====                ======

Weighted average number of common shares
 outstanding                                                10,233,010        9,044,627       10,239,194           10,203,580
                                                            ==========        =========       ==========           ===========

See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                              ----------------------------
                                                                                              1994                   1993
                                                                                            ---------              --------
Cash flows from operating activities:
 Net income (loss)                                                                       $  6,783,000            $(38,649,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                                           16,631,000              15,756,000
   Amortization of original issue discount on
    subordinated debentures                                                                         -                 244,000
   Deferred income taxes                                                                    2,155,000              (1,750,000)
   Extraordinary loss from early extinguishment of debt                                             -               2,862,000
   Cumulative effect of accounting changes                                                          -              27,200,000
   Restructuring charges                                                                    5,400,000              12,323,000
   Litigation reserve                                                                       4,000,000                       -
   Minority interest in loss of subsidiary, net of dividends                                        -                (941,000)
   Changes in assets and liabilities:
    Accounts receivable, trade                                                            (10,649,000)             (9,485,000)
    Inventories                                                                            (8,131,000)             (6,578,000)
    Other current assets                                                                   (1,764,000)                (56,000)
    Accounts payable and accrued expenses                                                  (4,724,000)             (3,110,000)
    Other, net                                                                              2,561,000              (3,350,000)
                                                                                          -----------             ------------
      Net cash provided by (used in) operating activities                                  12,262,000              (5,534,000)
                                                                                          -----------             ------------

Cash flows from investing activities:
 Additions to property, plant and equipment                                               (22,522,000)            (22,996,000)
 Purchase of minority interest in subsidiary                                                        -             (32,992,000)
                                                                                         ------------            -------------
      Net cash used in investing activities                                               (22,522,000)            (55,988,000)
                                                                                         ------------            -------------

Cash flows from financing activities:
 Cash dividends                                                                            (3,275,000)             (2,666,000)
 Issuance of short-term debt                                                                5,000,000                       -
 Payments of short-term debt                                                               (5,000,000)             (9,200,000)
 Borrowings on long-term debt                                                              21,400,000             125,000,000
 Payments of long-term debt                                                               (10,336,000)           (111,185,000)
                                                                                         ------------            -------------
      Net cash provided by financing activities                                             7,789,000               1,949,000
                                                                                         ------------            -------------

Net decrease in cash and cash equivalents                                                  (2,471,000)            (59,573,000)
Cash and cash equivalents, beginning of year                                                2,862,000              69,180,000
                                                                                         ------------            -------------
Cash and cash equivalents, end of period                                                 $    391,000            $  9,607,000
                                                                                         ============            =============

Supplemental Cash Flow Information
 Cash paid during the period for:
   Interest (net of amount capitalized)                                                  $  5,618,000            $  4,546,000
   Income taxes (net of refunds)                                                         $  4,179,000            $    941,000

See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   Unaudited


(A)    Basis of Presentation

       The accompanying condensed consolidated financial statements of American Maize-Products Company and its Subsidiaries ("Company") for the six and three month periods ended June 30, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments (of a normal recurring nature) considered necessary for a fair presentation have been reflected therein.

       Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993. Certain reclassifications have been made in the prior period financial statements to conform with the current year's presentation.


(B)    Supplementary Information

       Interest costs incurred during the six and three months ended June 30, 1994 and 1993 were $6,267,000, $8,412,000, $3,253,000 and $4,259,000, respectively. Interest capitalized during these periods was $301,000, $556,000, $218,000 and $334,000, respectively.

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

(D)    Legal Proceedings

       The current status of litigation is described in Part II, herein. See also MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Results of Operations (Three Months ended June 30, 1994 compared with the Three Months ended June 30, 1993)".



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition (June 30, 1994 compared to December 31, 1993)

The Company currently has available $125,000,000 under a bank revolving credit agreement which expires on December 31, 1998 and open lines of credit with banks of $10,000,000. At June 30, 1994, borrowings under these facilities were $24,100,000 and $5,000,000, respectively.

Significant uses of cash during the period included capital expenditures of $22,522,000 and increased receivable and inventory levels of $10,649,000 and $8,131,000, respectively. The increase in receivable and inventory levels was primarily attributable to higher selling prices for corn sweeteners and higher corn costs. The Company anticipates approximately $49,000,000 of additional capital spending for the remainder of the year which will be financed through internal cash flow and available credit facilities, as needed.


Results of  Operations  (Six Months  ended June 30, 1994  compared  with the Six
 Months ended June 30, 1993)

Net sales increased 19.1% in 1994 to $298,780,000 compared to $250,853,000 in 1993. The higher sales reflect an increase in unit sales volumes and pricing of high fructose corn syrup and specialty food starches and higher net sales in the tobacco business.

Operating profits were $18,168,000 in 1994 compared to a loss of $6,287,000 in 1993. Operating profits in the Company's corn processing business were significantly higher than last year due primarily to higher sweetener prices. Operating results include restructuring charges of $5,400,000 in 1994 and $12,323,000 in 1993. The charge in 1994 represents the costs associated with consolidations in the Company's tobacco business. The 1994 operating results also include a charge of $4,000,000 for the establishment of a reserve for ongoing patent infringement litigation. See "Results of Operations (Three Months ended June 30, 1994 compared with the Three Months ended June 30, 1993)".

Interest expense decreased to $5,966,000 in 1994 compared to $7,856,000 in 1993. The primary reasons for the decrease were lower average interest rates and debt levels.

Net income in 1994 was $6,783,000, or $.66 per share, compared to a net loss of $38,649,000, or $4.27 per share, in 1993. Results for 1993 include an after tax charge of $27,200,000, or $3.00 per share, to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and No. 112, "Employers' Accounting for Postemployment Benefits". Also included in the 1993 results was an extraordinary loss of $2,862,000, or $.32 per share, relating to the early extinguishment of the Company's 12% senior subordinated debentures.


Results of Operations  (Three Months ended June 30, 1994 compared with the Three
 Months ended June 30, 1993)

Net sales increased 18.5% in 1994 to $160,941,000 compared to $135,847,000 in 1993. The higher sales reflect an increase in unit sales volumes and pricing of high fructose corn syrup and specialty food starches.

Operating profits were $13,810,000 in 1994 compared to a loss of $2,155,000 in 1993. Operating profits in the Company's corn processing business were significantly higher than last year due primarily to higher sweetener prices; operating results in the tobacco business increased in part due to merger related cost reductions. The 1994 operating results include a charge of $4,000,000 for the establishment of a reserve for ongoing patent infringement litigation. The reserve was established on the assumption that the ultimate damage award will be based on a reasonable royalty. The potential exists, however, for the final judgment to be significantly higher than the recorded reserve. Due to the complexity of the litigation, management is unable to reasonably estimate the extent to which a final judgment may exceed the reserve. Management believes that the ultimate judgment could have a material adverse effect on the results of operations in a future period but would not have a material adverse effect on the Company's financial condition. See Part II Item
1. "Legal Proceedings". The 1993 operating results included restructuring charges of $8,323,000. The charges principally reflect the cost of consolidation and modernization programs in the Company's business units, divestiture of non-performing assets and organizational changes.

Interest expense decreased to $3,035,000 in 1994 compared to $3,925,000 in 1993. The primary reasons for the decrease were lower average interest rates and debt levels.

The net income in 1994 was $6,100,000, or $.60 per share, compared to a loss of $3,621,000, or $.35 per share, in 1993. Results for 1993 include restructuring charges of $8,323,000 ($5,320,000 after tax, or $.52 per share).

                                    PART II


Item 1.  Legal Proceedings

         Grain Processing Corporation v. American Maize-Products Company

         On June 27, 1994, the U.S. District Court for the Northern District of Indiana denied the Company's motion seeking a reconsideration of the court's previous ruling that the patent owned by Grain Processing Corporation ("GPC") was valid.

         A hearing date of July 10, 1995 has been set to determine the amount of damages that American Maize will be required to pay to GPC. GPC is contending that it should receive damages based on its lost profits on products it would have sold except for the infringement. The Company contends that any damages awarded should be based on a reasonable royalty rather than lost profits, because GPC never sold the patented product. The law on that issue is in conflict at present. During the second quarter the Company established a reserve in an amount which it considers appropriate based on its contention that damages should be based on a reasonable royalty.

         Except as described above, no reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993, and in its Form 10-Q Quarterly Report for the period ended March 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 1994 Annual Meeting of Shareholders was held on April 27, 1994.

         (b) Not applicable.

         (c) The following are the results of action taken at the 1994 Annual Meeting of Shareholders:

                  (i) The Company's nominees for the Board of Directors and Clerk were elected with the following vote:

                                                    Votes Cast

     Class A Directors                For                           Withheld
     (Class A Common Stock)

     Paul F. Engler                6,583,310                         203,718

     John R. Kennedy               6,543,942                         243,086

     William L. Rudkin             6,583,187                         203,841

     Wendell M. Smith              6,541,792                         245,236


     Class B Directors                For                           Withheld
     (Class B Common Stock)

     Charles B. Cook, Jr.          1,380,059                          7,841

     James E. Harwood              1,380,059                          7,841

     Leslie C. Liabo               1,379,888                          8,012

     C. Alan MacDonald             1,380,059                          7,841

     Patric J. McLaughlin          1,380,059                          7,841

     H. Barclay Morley             1,380,059                          7,841

     William C. Steinkraus         1,379,888                          8,012

     Raymond S. Troubh             1,379,888                          8,012

     William Ziegler, III          1,380,059                          7,841


     Clerk:                           For                          Withheld
     (Class B Common Stock)

     Peter B. Webster              1,380,059                          7,841

                 (ii) The re-appointment of Coopers & Lybrand as independent auditors of the Company for 1994 was approved with the following vote:


                                                               Votes Cast

                                      For              Against          Abstain

     Class B Common Stock          1,376,591           10,962             347

                (iii) The proposed 1994 Stock Plan was approved with the following vote:

                                                          Votes Cast

                           For         Against       Abstain      No Vote

     (Class A and B
     Common Stock)      7,276,347      540,242       12,393       345,946

                 (iv) The proposed amendment to the 1985 Stock Option Plan was approved with the following vote:


                                                          Votes Cast

                           For         Against       Abstain      No Vote
     (Class A and B
      Common Stock)      6,733,435      464,998       22,927       953,568

                  (v) The proposed amendment to the 1986 Stock Option Plan was approved with the following vote:

                                                          Votes Cast

                           For         Against       Abstain      No Vote


     (Class A and B
      Common Stock)     7,525,008      388,202       23,590       238,128

         (d)  Not applicable.



Item 5.  Other Information

         Agreements Affecting Board Membership

         As disclosed in the Company's March 25, 1994 proxy statement, the Class B Common Stock has the power to elect 70% of the Company's Board of Directors. GIH Corp. owns 47.3% of the Class B Common Stock. All the shares of GIH Corp. are held directly by, or in various trusts for the benefit of, William Ziegler, III and his sister, Mrs. Helen Steinkraus.

         Control over GIH Corp. is the subject of litigation in New York Surrogate's Court brought by the children of Mrs. Helen Steinkraus challenging the prior distribution of the controlling share of GIH Corp. common stock to a trust for the benefit of William Ziegler, III. On April 4, 1994, the New York Surrogate's Court issued a decision in favor of Mr. Ziegler, and Mrs. Steinkraus' children have filed an appeal.

         Pending final resolution of the litigation, Mr. Ziegler, Mrs. Steinkraus and GIH Corp. have agreed in March, 1991 that their shares of American Maize will be voted for directors nominated by the Company in accordance with the Succession Resolutions adopted by the Board of Directors in March, 1991. The resolutions provide for Board seats for Mr. Ziegler and Mrs. Steinkraus or their designees and require that the majority of the Board consist of directors who are neither employees of the Company nor members of the Ziegler or Steinkraus families.

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




                                         AMERICAN MAIZE-PRODUCTS COMPANY



DATE:   August 12, 1994                  By  /s/ Patric J. McLaughlin
       --------------------              --------------------------------
                                                 Patric J. McLaughlin
                                                 President and
                                                 Chief Executive Officer



DATE:   August 12, 1994                  By  /s/ Edward P. Norris
       --------------------              --------------------------------
                                                 Edward P. Norris
                                                 Vice President and
                                                 Chief Financial Officer

                                                                 EXHIBIT 11 (a)

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

                   CALCULATION OF PRIMARY EARNINGS PER SHARE
                                  (Unaudited)

                                                               Six Months Ended                      Three Months Ended
                                                                   June 30,                                  June 30,
                                                         ---------------------------               --------------------------
                                                             1994            1993                     1994            1993
                                                         ----------       ----------               ----------       ---------
Weighted average number of common shares
 outstanding                                             10,233,010       9,044,627                10,239,194      10,203,580
                                                       ============    ============              ============     ===========
Income (loss) before extraordinary loss and
 cumulative effect of accounting changes               $  6,783,000    $ (8,587,000)             $  6,100,000     $(3,621,000)
Extraordinary loss from early extinguishment
 of debt                                                          -      (2,862,000)                        -               -
Cumulative effect of accounting changes                           -     (27,200,000)                        -               -
                                                       ------------    ------------              ------------     -----------
  Net income (loss)                                    $  6,783,000    $(38,649,000)             $  6,100,000     $(3,621,000)
                                                       ============    ============              ============     ===========

Primary earnings per share:
 Income (loss) before extraordinary loss and
  cumulative effect of accounting changes                    $  .66          $ (.95)                   $  .60           $(.35)
 Extraordinary loss from early extinguishment
  of debt                                                         -            (.32)                        -               -
 Cumulative effect of accounting changes                          -           (3.00)                        -               -
                                                             ------          ------                    ------           -----
   Net income (loss)                                         $  .66          $(4.27)                   $  .60           $(.35)
                                                             ======          ======                    ======           =====


                                                                 EXHIBIT 11 (b)


              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

                CALCULATION OF FULLY-DILUTED EARNINGS PER SHARE
                                  (Unaudited)


                                                      Six Months Ended                      Three Months Ended
                                                          June 30,                                 June 30,
                                               ---------------------------              --------------------------
                                                   1994               1993                  1994              1993
                                               ----------          ---------             ---------          --------
Weighted average number of common shares
 outstanding                                     10,233,010       9,044,627               10,239,194      10,203,580
Assumed exercise of certain options                  66,178          26,096                   64,495          26,096
                                               ------------    ------------             ------------     -----------
                                                 10,299,188       9,070,723               10,303,689      10,229,676
                                               ============    ============             ============     ===========

Income (loss) before extraordinary loss and
 cumulative effect of accounting changes       $  6,783,000    $ (8,587,000)            $  6,100,000     $(3,621,000)
Extraordinary loss from early extinguishment
 of debt                                                  -      (2,862,000)                       -               -
Cumulative effect of accounting changes                   -     (27,200,000)                       -               -
                                                ------------    ------------            ------------     -----------
  Net income (loss)                            $  6,783,000    $(38,649,000)            $  6,100,000     $(3,621,000)
                                                ============    ============            ============     ===========

Fully-diluted earnings per share:
 Income (loss) before extraordinary loss and
  cumulative effect of accounting changes            $  .66          $ (.95)                  $  .59           $(.35)
 Extraordinary loss from early extinguishment
  of debt                                                 -            (.32)                       -               -
 Cumulative effect of accounting changes                  -           (2.99)*                      -               -
                                                     ------          ------                   ------           -----
   Net income (loss)                                 $  .66          $(4.26)*                 $  .59           $(.35)
                                                     ======          ======                   ======           =====

*Anti-dilutive