Form 10-Q
period 1994-09-30
AMERICAN MAIZE PRODUCTS CO
filed 1994-11-14
CIK 5405

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




              For the quarterly period ended    September 30, 1994
                                             -----------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    ---------

                           Commission File No. 1-6244
                                              -------


                        AMERICAN MAIZE-PRODUCTS COMPANY
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maine                                            13-0432720
 ------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                             Identification #)

     250 Harbor Drive, Stamford, CT                                06902
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (203) 356-9000
                                                      -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                               Yes  X      No
                                   -------    -------

Number of shares outstanding of each of issuer's classes of common stock at September 30, 1994.

                                       Class A                     Class B
                                     -----------                 -----------
             Outstanding              8,515,509                   1,742,057

                                     INDEX
                                                                        Page #


Part I

    Financial Statements:

        Condensed Consolidated Balance Sheets
          at September 30, 1994 and December 31, 1993                         1

        Condensed Consolidated Statements of Operations and Retained Earnings
          for the nine and three months ended September 30, 1994 and 1993     2

        Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1994 and 1993               3

        Notes to Condensed Consolidated Financial Statements                  4

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               5-6

Part II

Item 1.  Legal Proceedings                                                    7

Item 6.  Exhibits and Reports on Form 8-K                                     7

Signatures                                                                    8

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                              September 30,         December 31,
                                                                                  1994                  1993
Current assets:
 Cash and cash equivalents                                                   $    450,000          $  2,862,000
 Accounts receivable, trade, less allowance
  for doubtful accounts of $4,639,000 at
  September 30, 1994 and $3,609,000 at December 31, 1993                       60,943,000            53,529,000
 Inventories
  Finished goods                                                               22,518,000            25,074,000
  Work-in-process                                                               4,008,000             4,344,000
  Raw materials                                                                37,501,000            38,882,000
  Stores and supplies                                                          17,710,000            17,833,000
                                                                             ------------          ------------
                                                                               81,737,000            86,133,000

 Other current assets                                                          12,223,000            11,117,000
                                                                             ------------          ------------
  Total current assets                                                        155,353,000           153,641,000
                                                                             ------------          ------------

Property, plant and equipment, at cost                                        498,705,000           468,017,000
 Less, Accumulated depreciation                                               200,368,000           180,593,000
                                                                             ------------          ------------
                                                                              298,337,000           287,424,000
Excess of cost over net assets of
 acquired companies, less accumulated
 amortization of $4,047,000 at September 30, 1994,
 and $3,504,000 at December 31, 1993                                           22,741,000            23,284,000
Prepaid pension costs                                                          14,732,000            14,732,000
Other assets                                                                   12,647,000            12,977,000
                                                                             ------------          ------------
                                                                             $503,810,000          $492,058,000
                                                                             ============          ============
Current liabilities:
 Bank overdrafts                                                             $  3,849,000          $          -
 Short-term debt                                                                        -             5,000,000
 Long-term debt, current installments                                             929,000               885,000
 Accounts payable, trade                                                       19,748,000            16,278,000
 Accrued expenses                                                              23,338,000            24,395,000
 Accrued income taxes                                                           3,258,000             4,837,000
                                                                             ------------          ------------
   Total current liabilities                                                   51,122,000            51,395,000

Long-term debt, less current installments                                     133,991,000           139,294,000
Deferred income taxes                                                          33,196,000            30,775,000
Accrued postretirement and postemployment benefits                             52,605,000            50,027,000
Other liabilities                                                               5,309,000             4,901,000
                                                                             ------------          ------------
                                                                              276,223,000           276,392,000
                                                                             ------------          ------------
Stockholders' equity:
 Capital stock:
  Common, Class A, $.80 par value; authorized 15,000,000 shares at September 30, 1994 and at December 31, 1993;  issued 8,868,053 shares at September 30, 1994 and 8,848,903 shares at
   December 31, 1993                                                            7,094,000             7,079,000
  Common, Class B, $.80 par value; authorized
   2,500,000 shares; issued 1,809,282 shares
   at September 30, 1994 and December 31, 1993                                  1,447,000             1,447,000
 Capital in excess of par value of common stock                               124,266,000           123,836,000
 Retained earnings                                                            101,567,000            90,221,000
                                                                             ------------          ------------
                                                                              234,374,000           222,583,000
Less, Common Stock in treasury, at cost;
 Class A, 352,544  shares at September 30, 1994 and 366,990
  shares at December 31, 1993; Class B, 67,225 shares at
  September 30, 1994 and December 31, 1993                                      6,787,000             6,917,000
                                                                             ------------          ------------
   Total stockholders' equity                                                 227,587,000           215,666,000
                                                                             ------------          ------------
                                                                             $503,810,000          $492,058,000
                                                                             ============          ============

See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)

                                                               Nine Months Ended                  Three Months Ended
                                                                  September 30,                      September 30,
                                                           ---------------------------     ----------------------------------
                                                              1994             1993             1994                  1993
Net sales                                                 $462,189,000     $402,678,000    $163,409,000          $151,825,000
Cost of sales                                              348,773,000      313,174,000     123,412,000           115,784,000
                                                          ------------     ------------    ------------          ------------
 Gross profit                                              113,416,000       89,504,000      39,997,000            36,041,000
Selling, administrative and general expenses                67,256,000       70,009,000      21,405,000            22,582,000
Restructuring charges                                        5,400,000       12,323,000               -                     -
Provision for patent litigation                              4,000,000                -               -                     -
                                                          ------------     ------------    ------------          ------------
   Operating profit                                         36,760,000        7,172,000      18,592,000            13,459,000
                                                          ------------     ------------    ------------          ------------

Other income (expense):
 Interest expense                                           (8,462,000)     (11,259,000)     (2,496,000)           (3,403,000)
 Interest income                                               194,000        1,061,000          54,000               194,000
 Other, net                                                 (1,519,000)      (1,146,000)       (669,000)             (220,000)
                                                          ------------     ------------    ------------           ------------
                                                            (9,787,000)     (11,344,000)     (3,111,000)           (3,429,000)
                                                          ------------     ------------    ------------           ------------
Income (loss) before income taxes, minority
 interest, extraordinary loss and
 cumulative effect of accounting changes                    26,973,000       (4,172,000)     15,481,000            10,030,000

Income taxes:
  Current                                                   (7,666,000)         523,000      (5,112,000)           (3,013,000)
  Deferred                                                  (3,046,000)         161,000        (891,000)           (1,589,000)
                                                          ------------     ------------    ------------           ------------
                                                           (10,712,000)         684,000      (6,003,000)           (4,602,000)
                                                          ------------     ------------    ------------           ------------

Income (loss) before minority interest,
 extraordinary loss and cumulative effect of
 accounting changes                                         16,261,000       (3,488,000)      9,478,000             5,428,000
Minority interest in loss of subsidiary                              -          329,000               -                     -
                                                          ------------     ------------    ------------          ------------
Income (loss) before extraordinary loss and
 cumulative effect of accounting changes                    16,261,000       (3,159,000)      9,478,000             5,428,000
Extraordinary loss from early extinguishment of
 debt                                                                -       (2,862,000)              -                     -
                                                          ------------     ------------    ------------          ------------
Income (loss) before cumulative effect of
 accounting changes                                         16,261,000       (6,021,000)      9,478,000             5,428,000
Cumulative effect of accounting changes                              -      (27,200,000)              -                     -
                                                          ------------     ------------    ------------          ------------
  Net income (loss)                                         16,261,000      (33,221,000)      9,478,000             5,428,000
Retained earnings at beginning of period                    90,221,000      127,324,000      93,729,000            86,009,000
Less: cash dividends paid                                    4,915,000        4,299,000       1,640,000             1,633,000
                                                          ------------     ------------    ------------          ------------
Retained earnings at end of period                        $101,567,000     $ 89,804,000    $101,567,000          $ 89,804,000
                                                          ============     ============    ============          ============

Earnings per share of common stock:
 Income (loss) before extraordinary loss and
  cumulative effect of accounting changes                        $1.59           $ (.33)          $ .92                $  .53
 Extraordinary loss from early extinguishment of
  debt                                                               -             (.30)              -                     -
 Cumulative effect of accounting changes                             -            (2.88)              -                     -
                                                                 -----           ------           -----                ------
   Net income (loss)                                             $1.59           $(3.51)          $ .92                $  .53
                                                                 =====           ======           =====                ======

Dividends per share of common stock                              $ .48           $  .48           $ .16                $  .16
                                                                 =====           ======           =====                ======

Weighted average number of common shares
 outstanding                                                10,239,182        9,437,663      10,251,325            10,210,919
                                                            ==========        =========      ==========            ==========

See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                               -----------------------------
                                                                                               1994                     1993
                                                                                               -----                   -----
Cash flows from operating activities:
 Net income (loss)                                                                       $ 16,261,000            $(33,221,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                                           23,602,000              23,629,000
   Amortization of original issue discount on
    subordinated debentures                                                                         -                 196,000
   Deferred income taxes                                                                    3,046,000                (161,000)
   Extraordinary loss from early extinguishment of debt                                             -               2,862,000
   Cumulative effect of accounting changes                                                          -              27,200,000
   Restructuring charges                                                                    5,400,000              12,323,000
   Provision for patent litigation                                                          4,000,000                       -
   Minority interest in loss of subsidiary, net of dividends                                        -                (941,000)
   Changes in operating assets and liabilities:
    Accounts receivable, trade                                                             (7,414,000)            (11,566,000)
    Inventories                                                                             4,396,000                (814,000)
    Other current assets                                                                   (1,106,000)                410,000
    Accounts payable and accrued expenses                                                  (5,971,000)             (3,272,000)
    Other, net                                                                              4,750,000              (6,224,000)
                                                                                         ------------            ------------
      Net cash provided by operating activities                                            46,964,000              10,421,000
                                                                                         ------------           -------------

Cash flows from investing activities:
 Additions to property, plant and equipment                                               (38,051,000)            (31,655,000)
 Purchase of minority interest in subsidiary                                                        -             (32,992,000)
                                                                                         ------------             ------------
      Net cash used in investing activities                                               (38,051,000)            (64,647,000)
                                                                                         ------------             ------------

Cash flows from financing activities:
 Cash dividends                                                                            (4,915,000)             (4,299,000)
 Increase in bank overdrafts                                                                3,849,000                       -
 Net reduction of short-term debt                                                          (5,000,000)             (9,200,000)
 Borrowings on long-term debt                                                              21,400,000             125,000,000
 Payments of long-term debt                                                               (26,659,000)           (111,171,000)
                                                                                         ------------             ------------
      Net cash provided by (used in) financing activities                                 (11,325,000)                330,000
                                                                                         ------------            ------------

Net decrease in cash and cash equivalents                                                  (2,412,000)            (53,896,000)
Cash and cash equivalents, beginning of year                                                2,862,000              69,180,000
                                                                                         ------------            ------------
Cash and cash equivalents, end of period                                                 $    450,000            $ 15,284,000
                                                                                         ============            ============

Supplemental Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)                                                   $ 10,476,000            $  8,091,000
  Income taxes (net of refunds)                                                          $  8,973,000            $  1,315,000

See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   Unaudited

(A)    Basis of Presentation

       The accompanying condensed consolidated financial statements of American Maize-Products Company and its Subsidiaries ("Company") for the nine and three month periods ended September 30, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments (of a normal recurring nature) considered necessary for a fair presentation have been reflected therein.

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

(B)    Supplementary Information

       Interest costs incurred during the nine and three months ended September 30, 1994 and 1993 were $9,221,000, $11,987,000, $2,953,000 and
       $3,575,000, respectively. Interest capitalized during these periods was $759,000, $728,000, $457,000 and $172,000, respectively.

       For cash flow reporting purposes all highly liquid short-term investments (as denoted on the balance sheet), with maturities of three months or less, are considered cash equivalents.

       Deposits made for hedging transactions to cover open positions on corn purchases are included in inventory for cash flow reporting purposes.

       The Company periodically enters into corn futures contracts to hedge against sales commitments of corn-derived products. The Company utilizes the corn futures market to minimize the inherent risk potential resulting from significant fluctuations in cost of corn. In accordance with its hedging policy, the Company only enters into corn futures contracts to cover the corn requirements to manufacture products covered by fixed price, fixed quantity contracts with customers and near term production commitments. Futures contract quantities are matched with approximate requirements under customer contracts by using the futures contract dates closest to expected shipment dates to customers. The corn futures contracts outstanding at September 30, 1994 and December 31, 1993 expire at various dates and various prices through September, 1995. At September 30, 1994 and December 31, 1993, the Company had corn futures contracts of $32,979,000 (12,660,000 bushels) and $33,173,000 (11,765,000 bushels), respectively. Unrealized gains and losses associated with these contracts are deferred and are accounted for as part of the hedged transaction. Based upon market rates, these contracts had a deferred contract loss of $5,111,000 at September 30, 1994, and a deferred contract gain of $1,634,000 at December 31, 1993. Settlement gains and losses on corn futures contracts are matched to specific inventory purchases and credited or charged to cost of sales at the time such inventory is sold. Based upon daily margin account activity, including contract purchases, contract sales and market fluctuations in the value of open contracts, cash settlement is made on a daily basis to maintain margin accounts at specified levels.

(C)    Short-term Debt

       Short-term debt comprises borrowings on lines of credit from banks.

(D)    Legal Proceedings

       The current status of litigation is described in Part II, herein. See also MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Results of Operations (Nine Months ended September 30, 1994 compared with the Nine Months ended September 30, 1993)".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition (September 30, 1994
 compared to December 31, 1993)

The Company currently has available $125,000,000 under a bank revolving credit agreement which expires on December 31, 1998 and open lines of credit with banks of $10,000,000. At September 30, 1994, borrowings under the bank revolving credit agreement were $8,000,000.

Significant uses of cash during the period included capital expenditures of $38,051,000, increased receivable levels of $7,414,000 and debt payments of $6,410,000. The increase in receivable levels was primarily attributable to higher selling prices for corn sweeteners. The Company anticipates approximately $22,000,000 of additional capital spending for the remainder of the year which will be financed through operating cash flow and available credit facilities, as needed.

Results of  Operations  (Nine Months
 ended September 30, 1994 compared with the Nine Months ended September 30, 1993)

Net sales increased 14.8% in 1994 to $462,189,000 compared to $402,678,000 in 1993. The higher sales reflect an increase in unit sales volumes and pricing of high fructose corn syrup and specialty food starches and higher net sales in the tobacco business.

Operating profits were $36,760,000 in 1994 compared to $7,172,000 in 1993. Operating profits in the Company's corn processing business were significantly higher than last year due primarily to higher sweetener prices. Higher volumes and prices for cigars and cost savings realized as a result of the consolidation in the tobacco business completed during the second quarter also contributed to the year to year improvement. Operating results include restructuring charges of $5,400,000 in 1994 and $12,323,000 in 1993. The charge in 1994 represents the costs associated with consolidations in the Company's tobacco business. The 1994 operating results also include a charge of $4,000,000 for the establishment of a reserve for ongoing patent infringement litigation. The reserve was established on the assumption that the ultimate damage award will be based on a reasonable royalty. The potential exists, however, for the final judgment to be significantly higher than the recorded reserve. Due to the complexity of the litigation, management is unable to reasonably estimate the extent to which a final judgment may exceed the reserve. Management believes that the ultimate judgment could have a material adverse effect on the results of operations in a future period but would not have a material adverse effect on the Company's financial condition. See Part II Item 1. "Legal Proceedings" in the Form 10-Q Quarterly Report for the period ended June 30, 1994.

Interest expense decreased to $8,462,000 in 1994 compared to $11,259,000 in 1993. The primary reasons for the decrease were lower average interest rates and debt levels.

Net income in 1994 was $16,261,000, or $1.59 per share, compared to a net loss of $33,221,000, or $3.51 per share, in 1993. Results for 1993 include an after tax charge of $27,200,000, or $2.88 per share, to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and No. 112, "Employers' Accounting for Postemployment Benefits". Also included in the 1993 results was an extraordinary loss of $2,862,000, or $.30 per share, relating to the early extinguishment of the Company's 12% senior subordinated debentures.

Results of Operations  (Three Months ended
 September 30, 1994 compared with the
 Three Months ended September 30, 1993)

Net sales increased 7.6% in 1994 to $163,409,000 compared to $151,825,000 in 1993. The higher sales reflect improved pricing for corn sweeteners and higher sales volumes and pricing for cigars.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations (Three Months
 ended September 30, 1994 compared with the
 Three Months ended September 30, 1993)         (continued)

Operating profits were $18,592,000 in 1994 compared to $13,459,000 in 1993. Operating profits in the Company's corn processing business were higher than last year due primarily to higher sweetener prices; operating results in the tobacco business increased due to higher volumes and prices for cigars and merger related cost reductions.

Interest expense decreased to $2,496,000 in 1994 compared to $3,403,000 in 1993. The primary reasons for the decrease were lower average interest rates and debt levels.

The net income in 1994 was $9,478,000, or $.92 per share, compared to $5,428,000, or $.53 per share, in 1993.

                                    PART II

Item 1.          Legal Proceedings

                 No reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993, and in its Form 10-Q Quarterly Reports for the periods ended March 31, 1994 and June 30, 1994.


Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                 11 (a)    Calculation of Primary Earnings Per Share

                 11 (b)    Calculation of Fully-Diluted Earnings Per Share

                 27        Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN MAIZE-PRODUCTS COMPANY



DATE:   November 11, 1994               By  /s/   Patric J. McLaughlin
       --------------------             ----------------------------------
                                                  Patric J. McLaughlin
                                                  President and
                                                  Chief Executive Officer



DATE:   November 11, 1994               By  /s/   Edward P. Norris
       --------------------             ----------------------------------
                                                  Edward P. Norris
                                                  Vice President and
                                                  Chief Financial Officer