Form 10-K405
period 1994-12-31
AMERICAN MAIZE PRODUCTS CO
filed 1995-03-08
CIK 5405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ___________________________

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Transition Period from ____to ______
                         Commission File Number: 1-6244


                       AMERICAN MAIZE - PRODUCTS COMPANY
              (Exact name of registrant as specified in its charter)


                Maine                                    13-0432720
   -------------------------------                  --------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    250 Harbor Drive, Stamford, CT                         06902
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code: (203) 356-9000
         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                          on which registered
- -----------------------------------           --------------------------
Class A Common Stock, par value of              American Stock Exchange
         $.80 per share
Class B Common Stock, par value of              American Stock Exchange
         $.80 per share


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $209,075,605.47 (based upon closing prices on the American Stock Exchange on March 6, 1995).

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 1995:

      Class A Common Stock, par value $.80 per share: 8,565,374 shares Class B Common Stock, par value $.80 per share: 1,742,057 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 is incorporated by reference in Parts I, II and IV hereof.
================================================================================

                                    PART I

ITEM 1 -- BUSINESS

   American Maize-Products Company is a Maine corporation organized in 1906 (together with its subsidiaries hereinafter referred to as "American Maize" or "Company"). American Maize is engaged primarily in the manufacture and sale of products derived from corn wet milling, such as corn sweeteners and starches for use in the manufacturing processes of several industries. It also manufactures and markets cigars and smokeless tobacco products.

   In October 1993, the Company's Board of Directors approved a $160,000,000 program to modernize and expand its corn wet milling plant located in Hammond, Indiana. As part of the program the grind capacity will be increased by approximately 30% and the corn syrup capacity by approximately 50%. Construction on this project is well underway and is expected to be completed by mid-1996.

   In 1994, the Company consolidated its tobacco operations. Helme Tobacco Company was merged, effective June 30, 1994, into Swisher International Inc., Helme's parent company and a wholly owned subsidiary of the Company. Helme's executive office in Stamford, Connecticut was closed, and the Helme and Swisher management and sales forces were consolidated. The operations of Helme are now carried out by Swisher. In addition, by the end of the first quarter of 1995, Swisher will have closed its Waycross, Georgia manufacturing facility and consolidated all cigar manufacturing into its expanded Jacksonville, Florida plant. The consolidation of the tobacco businesses has yielded substantial savings in operating costs and is expected to continue to contribute cost savings in the future.

   Information required with respect to industry segments of American Maize, is hereby incorporated by reference to Note 16 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1994 Annual Report to Shareholders, attached hereto as Exhibit 13. See "INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES" elsewhere in this report.

Recent Developments

   On February 22, 1995, the Company entered into a definitive merger agreement (the "Merger Agreement") providing for the acquisition of the Company by Eridania Beghin-Say, S.A. ("EBS"). Pursuant to the Merger Agreement, EBS commenced a tender offer for all outstanding shares of common stock of the Company at a purchase price of $40 per share. Following the successful completion of the tender offer, a subsidiary of EBS will merge with the Company and each remaining share of the Company will be converted into the right to receive $40.

   In connection with the Merger Agreement, the parties entered into a stock purchase agreement (the "Stock Purchase Agreement"), pursuant to which EBS will purchase, at a price of $40 per share, all authorized but unissued shares and all treasury shares of Class B common stock of the Company (an aggregate of 757,943 shares) which remain available for purchase following the exercise by holders of the Class B common stock of preemptive rights. In this connection, the Company intends to distribute rights to its Class B stockholders which will entitle such stockholders to purchase, at $40 per share, their proportionate share of the Class B common stock available for purchase by EBS.

   The tender offer is subject to a number of conditions including, among others, the receipt by EBS of a number of the Company's shares following the tender offer which, together with the shares that EBS is then obligated to purchase under the Stock Purchase Agreement, constitutes a majority of the outstanding shares of each class of the Company's stock. The Stock Purchase Agreement is conditioned upon, among other things, the completion of the tender offer and the preemptive rights offering.

   Several lawsuits have been filed in connection with EBS's offer and the Merger Agreement. See also "ITEM 3 -- LEGAL PROCEEDINGS" below.

CORN BUSINESS

   American Maize manufactures a number of corn-derived products by the wet milling process through its Ingredients and Sweetener Divisions. The wet milling process involves grinding wet corn and then separating it into starch and other components; thereafter, the starch component is either dried for sale as common starch or processed further into other principal products.

   The Sweetener Division produces glucose corn syrups and high fructose corn syrup. Corn syrup is used in many foods and beverages for both sweetness and to provide a wide range of functionalities such as color, texture and freezability. High fructose corn syrup is primarily used by the soft drink industry as a sweetener.

   The Ingredients Division makes unmodified and modified starches, corn syrup solids, maltodextrins, dextrins and cyclodextrins. The Ingredients Division extracts starch from common, waxy, high amylose, and various new hybrid strains of corn. It also produces modifications of these starches by chemical or physical processes to make products designed to serve the particular needs of a wide variety of food and industrial users. The Company continues to research new hybrid corn strains to develop new specialty starches which reduce or eliminate chemical usage in the modification process and for new product applications. Specialty starch products derived from waxy corn have characteristics differing from common corn starches, making them useful in many specialty applications. The Company's waxy corn based specialty starches are used as stabilizers, fillers, thickeners and extenders in such products as canned and frozen foods, pie fillings, puddings, salad dressings, baby foods, soups and snack foods.

   Corn  syrup  solids  and   maltodextrins  are  used  in  a  variety  of  food
applications, including dry food mixes, beverage mixes, microwaveable and convenience foods.

   American Maize is a major supplier of dextrins which are sold to the paper, adhesives, textile and chemical industries for their sizing and adhesive properties. Significant quantities of American Maize's waxy corn starches are used as adhesives by the gummed tape industry.

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

   In addition, many of American Maize's products are in competition with products made from raw materials other than corn. Corn syrup and high fructose corn syrup compete principally with cane and beet sugar. By-products compete with products of the corn dry milling industry and with soybean products. Fluctuation in the prices of these competing products may affect prices of, and profits derived from, the products of American Maize.

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

Raw Materials

   Corn is the basic raw material of the corn wet milling industry, which processes approximately 10-15% of the annual domestic crop. The supply of domestic corn has been, and continues to be, adequate for American Maize's needs. The price of this agricultural commodity fluctuates widely as a result of a number of factors, including levels of agricultural production, market demand, livestock feeding demand, government agricultural programs and exports. Due to the competitive nature of the business and to fluctuating prices of competing products such as sugar, end-product prices may not necessarily relate to raw material costs; therefore, an increase in corn prices may adversely affect American Maize's earnings. American Maize purchases common corn in both the cash market and the corn futures market. Waxy and high amylose corn are purchased under contracts with individual farmers.

General

   Sales of American Maize's corn products generally are highest during the spring, summer and fall, and decrease during the winter months.

   Sales to The Coca-Cola Company accounted for approximately 14% of American Maize's revenues in 1994 and are expected to account for greater than 10% in 1995. The Coca-Cola Company is publicly reported to control approximately 40% of the domestic soft drink industry, the principal user of 55% high fructose corn syrup.

TOBACCO BUSINESS

   The Company manufactures and sells cigars and smokeless tobacco products through its wholly owned subsidiary, Swisher International, Inc. ("Swisher"). Prior to the business consolidation and merger which took place in 1994 (see "Business"), Swisher's smokeless tobacco business had been carried on through its wholly owned subsidiary, Helme Tobacco Company.

   Swisher is a leading producer of popular priced cigars in the United States under the "King Edward" and "Swisher Sweets" brand names. It also manufactures and sells mid-priced cigars under several brands including "Optimo", "El Trelles", "Santa Fe" and "Keep Moving". Swisher markets little cigars nationally under the brand names "Swisher Sweets Little Cigars", "Swisher Sweets Lights Little Cigars", "Swisher Sweets Menthol Little Cigars" and "King Edward Little Cigars". In addition, Swisher also markets higher priced cigars under its trademarks of "Bering", "La Primadora" and imports and markets "Pleiades" and "Dannemann" cigars and other tobacco products including "MacBaren" pipe tobacco.

   Swisher competes in the dry snuff, loose leaf chewing tobacco and moist snuff market segments of the smokeless tobacco industry. Since 1888, it has been a significant producer of dry snuff, the original smokeless tobacco product, which consists of finely powdered tobacco. Swisher's dry snuff brands include "Navy" and "Railroad Mills" and its sales represent approximately one third of this smokeless tobacco market segment. Swisher also produces and markets loose leaf chewing tobacco with its "Mail Pouch", "Chattanooga Chew" and "Lancaster" brands, among others. Swisher has a small share of the moist snuff market with its "Silver Creek", "Gold River" and "Redwood" brands. It markets a low nicotine moist snuff under the "Cooper" brand name. Swisher markets all of its branded moist snuff products under a "buy-one-get-one-free" pricing strategy. Swisher also provides moist snuff and loose leaf chewing tobacco products for the private label market.

Industry and Markets

   Unit sales in the domestic cigar industry have been in a general decline for many years. Preliminary estimates for 1994, however, indicate an increase in domestic consumption for large cigars. Swisher has maintained its share of market in this category for the past five years. While domestic consumption of little cigars has grown modestly over the past five years, Swisher's share of this market has grown each year. Unit sales of dry snuff and chewing tobacco have, in general, been declining for the past five years while unit sales of moist snuff have steadily increased. The Company cannot predict whether these trends in consumption will continue.

   Swisher sells cigars and smokeless tobacco products through its sales force to direct buying accounts, consisting principally of tobacco distributors, grocery wholesalers and retail chains. Although Swisher's products are sold nationwide, the majority of cigar sales are concentrated in the Southeast, Southwest and Midwest, and the majority of sales of smokeless tobacco products are concentrated in the Southeast, Southwest and Mid-Atlantic states. A small percentage of cigar sales results from exports to the United Kingdom, other European Economic Community member countries and approximately 50 other foreign markets. Although exports represent a small percentage of sales, Swisher is the leading exporter of domestic cigars and is increasing its presence in foreign markets through licensing agreements in addition to its export activities. All of the tobacco markets in which Swisher competes are highly competitive.

   Sales of Swisher's tobacco products are not dependent upon any one customer or group of customers and are not affected by seasonal selling factors in any significant degree.

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

   The various tobaccos used in the manufacture of smokeless tobacco products are purchased primarily in domestic markets either directly from growers or at auction from several growing areas.

   The supply of all the raw materials used in manufacturing cigars and smokeless tobacco products has been, and is expected to continue to be, adequate. However, due to consumer resistance, increases in raw material costs cannot always be passed along on a timely basis in the form of price increases for finished products. Swisher is not substantially dependent upon any one supplier of raw materials and, to date, has not experienced any significant shortage of raw materials.

Trademarks and Trade Secrets

   Swisher markets its tobacco products under numerous registered trademarks, including the brand names referred to above. These United States trademarks, which are significant to the Company's tobacco business, expire periodically and are renewable for additional ten year terms upon expiration. A number of these trademarks are registered in several foreign countries. Flavor formulas relating to all of the Company's tobacco products are principal assets of the Company and are maintained under strict secrecy.

GENERAL

   The backlog of orders of American Maize and its subsidiaries estimated to be firm at December 31, 1993 and 1994 was $11,911,000 and $9,784,000, respectively. All of the backlog orders at December 31, 1994 are expected to be filled within the current fiscal year.

   American Maize is committed to sell some of its products under short-term (two to three months) and long-term (up to one year) contracts. Long-term commitments at December 31, 1993 and 1994, approximated $69,717,000 and $90,041,000, respectively.

   American Maize owns a number of patents, is licensed under others, and owns various registered trademarks, relating to products sold by it and processes used in its business. No one patent and no one registered trademark is considered material to the business as a whole.

   The day-to-day activities of American Maize are conducted through its operating divisions and subsidiaries. At December 31, 1994, the total number of persons employed by American Maize and its subsidiaries was 1,833, approximately 834 of whom are members of labor unions. American Maize and certain of its subsidiaries maintain for their respective employees who are eligible, employee pension or retirement plans, group life, temporary disability and medical plans, some of which are contributory. American Maize considers its employee relations to be good.

   American Maize is engaged continuously in the development of new products and new applications and uses of existing products. During 1992, 1993 and 1994 the expenditures on research activities relating to the development of new products and improvements of existing products were approximately $3,147,000, $3,890,000 and $3,702,000, respectively.

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

ENVIRONMENTAL MATTERS

   The application of federal and state regulations to protect the environment, particularly with respect to emissions into the air and wastewater discharges, may limit or prevent the operation of American Maize's businesses or may substantially increase the cost of operation and/or financing of its operations. American Maize presently spends various amounts, from time to time, for capital improvements to regulate discharges into the environment. In 1995 the Company intends to complete approximately $20 million of capital improvements for wastewater treatment facilities at its Hammond, Indiana facility. See also "ITEM 3 -- LEGAL PROCEEDINGS" below.


ITEM 2 -- PROPERTIES

   American Maize leases its executive offices consisting of approximately 17,000 square feet of space in Stamford, Connecticut, and the offices of its Sweetener Division consisting of approximately 6,500 square feet of space in Chicago, Illinois. In 1994, the aggregate annual rental of all leased real and personal properties of American Maize and its subsidiaries was approximately $13,726,000 most of which represents railroad tank car leases. The Company's leases contain expiration dates ranging from 1995 to 2005.

Corn Processing Facilities

   American  Maize  operates  three  manufacturing  facilities  in its  corn wet milling business. These facilities are located in Hammond, Indiana; Decatur, Alabama; and Dimmitt, Texas. All three facilities are operated on a continuous basis except for normal maintenance. Capacity utilization of the three facilities in 1994 was approximately 92% reflecting seasonal demand variations and maintenance shutdowns.

   The Hammond facility, which is owned by the Company, is located on approximately 113 acres and has a grind capacity of approximately 85,000 bushels per day. For a discussion of expansion and modernization of the Hammond facility, see "ITEM 1 -- BUSINESS" on page 1. The Decatur facility and most of its equipment are leased from the Industrial Development Board of the City of Decatur, Alabama under an Industrial Revenue Bond financing lease. The Decatur facility is located on a 33 acre site and has a grind capacity of approximately 55,000 bushels per day. The Dimmitt facility, is owned by the Company in part, and the remainder is leased from Dimmitt Agri Industries, Inc. with an option for the Company to purchase the leased premises and equipment at the end of the lease term for a nominal price. The Dimmitt facility is located on a 22 acre site and has a grind capacity of approximately 55,000 bushels per day. Additionally, there is a 410 acre parcel of undeveloped land approximately two miles from the facility which is used for disposition of processed wastewater. The Company has an option to purchase approximately 655 acres of additional land and is currently studying the site to determine whether it is acceptable for construction of a new wastewater facility for the Dimmitt plant.

   American  Maize  also  owns  or  leases  various  storage  and   distribution
facilities in various locations and leases its rail transportation equipment.

Tobacco Facilities

   Swisher owns cigar manufacturing plants in Jacksonville, Florida (382,500 square feet) and in Waycross, Georgia (105,000 square feet). By the end of the first quarter of 1995, Swisher will have closed its Waycross, Georgia manufacturing facility and consolidated all cigar manufacturing into its expanded Jacksonville, Florida plant. Swisher owns virtually all of its cigar manufacturing equipment except for certain machinery which is leased on a year-to-year basis. In addition, Swisher owns storage facilities and tobacco warehouses in Quincy, Florida; Edgerton, Wisconsin; Lancaster, Pennsylvania; Brookneal, Virginia; and Hopkinsville, Kentucky (totaling approximately 430,000 square feet) which are currently for sale.

   Swisher owns, and has listed for sale, the former Helme manufacturing facility in Helmetta, New Jersey. It leases another in Wheeling, West Virginia (389,000 square feet) pursuant to an Industrial Revenue Bond financing lease where it manufactures dry snuff, moist snuff and chewing tobacco.


ITEM 3 -- LEGAL PROCEEDINGS

Grain Processing Corporation v. American Maize-Products Company

   On May 12, 1981, Grain Processing Corporation ("GPC") brought a lawsuit against the Company in the United States District Court for the Northern District of Indiana alleging infringement of a patent owned by GPC relating to certain kinds of waxy starch maltodextrins. The trial court in 1987 found infringement as to one small-volume product, which had been discontinued by the time of the decision. On appeal by GPC, the Court of Appeals in 1988 found that another product also had infringed, in some instances. The case was sent back to trial court to determine how much of the accused product was infringing, to assess what damages should be paid to GPC, and to rule on GPC's claims for increased damages and attorney fees. GPC is contending that it should receive damages based on its lost profits on products it would have sold except for the infringement. The Company contends that any damages awarded should be based on a reasonable royalty rather than lost profits, because GPC never sold the patented product. The law on that issue is in conflict at present. A hearing date of July 10, 1995 has been set to determine the amount of damages the Company will be required to pay to GPC. During the second quarter of 1994, after the trial court denied the Company's motion for reconsideration of the court's previous ruling that the patent was valid, the Company established a reserve in the amount of $4,000,000 based on its contention that damages should be based on a reasonable royalty. However, the Company's ultimate liability for this action is not currently determinable. The GPC patent expired in 1991 and has no present effect on the Company's activities.

U.S. v. The Sanitary District of Hammond, et al.

   On August 2, 1993, the United States, on behalf of the U. S. Environmental Protection Agency ("EPA"), filed suit against the Company, four other industrial companies and four municipalities for alleged violations of the Clean Water Act and the Rivers and Harbors Act. The issue in the suit involves discharges of industrial and municipal wastewater by the defendants into the sewage treatment facilities of the City of Hammond, Indiana and from there into the Grand Calumet River. The Government is seeking civil penalties in an unspecified amount for alleged violations of discharge permit limitations, injunctive relief to require compliance with permit terms, and, from the Company and the other industrial defendants and the City of Hammond, additional injunctive relief requiring the development and implementation of a plan to remediate allegedly contaminated sediments in the Grand Calumet River. The Company does not believe that its discharges have caused or contributed to any sedimentation problem in the Grand Calumet River, and it has already taken measures to ensure continued compliance with the terms of its discharge permits. The Company is contesting the Government's allegations vigorously; however, management is unable to predict the final outcome of this matter or the ultimate effect, if any, on its operations or financial condition.

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


Steiner v. American Maize-Products Company; Katz v. American Maize-Products Company; and Saltzman v. American Maize-Products Company

   Three putative class action lawsuits were filed in January, 1995 in Connecticut Superior Court, Stamford, Connecticut, purportedly on behalf of a class of the Company's shareholders naming as defendants the Company and each member of the Board of Directors. The complaints allege that the directors breached their fiduciary duties to the shareholders by not adequately considering an offer by Eridania Beghin-Say to purchase the outstanding common stock of the Company at a price of $32.00 per share, by rejecting the offer, by failing to make adequate disclosure of the offer, and by placing personal interests, including an alleged attempt by the Chairman to retain control of the Company, ahead of the interest of the public shareholders. The plaintiffs seek injunctive relief, including appointment of an independent committee to evaluate the offer, and monetary relief in an unspecified amount. The defendants believe that the allegations in the complaints are without merit and will contest these actions vigorously.

GIH Corp. and William Ziegler, III v. American Maize-Products Company

   On February 22, 1995 William Ziegler, III, Chairman of the Board of the Company, commenced litigation in Superior Court, Cumberland County, Maine on behalf of himself and, purportedly, GIH Corp., a Delaware corporation that Mr. Ziegler claims to control, seeking injunctive relief against completion of the Merger Agreement and the Stock Purchase Agreement entered into between the Company and EBS (See also "ITEM 1 -- BUSINESS"). The complaint names as defendants the remaining members of the Company's Board of Directors and asserts that they wrongfully approved the Merger Agreement and Stock Purchase Agreement and states that a "break-up" fee payable to EBS under certain conditions is illegal. The complaint also alleges that the Board wrongfully approved certain severance contracts for its employees. The Company believes this litigation is without merit and intends to vigorously defend it.

Steiner, Steiner, Sarnoff, Katz and Saltzman v. William Ziegler, III

   On February 28, 1995, the plaintiffs in the Connecticut actions entitled Steiner, Katz and Saltzman described above filed suit against William Ziegler, III in Maine Superior Court, purportedly as a class action, claiming that Mr. Ziegler has breached his fiduciary duties to the Company's shareholders by refusing to adequately consider the EBS merger, seeking to advance his own interest at the expense of the shareholders and denying the shareholders the opportunity to maximize value by participating in the EBS merger. The plaintiffs seek to consolidate this lawsuit with the lawsuit entitled GIH Corp. and William Ziegler, III v. American Maize-Products Company described above.

Application of Helen Z. Steinkraus

   In March 1991, an agreement was entered into settling various lawsuits which concerned disputes between William Ziegler, III, Helen Z. Steinkraus, GIH Corp. and United States Trust Company of New York with respect to issues of corporate governance and management succession of the Company (the "Settlement Agreement"). Mr. Ziegler is a director and Chairman of the Board and former Chief Executive Officer of the Company. Mrs. Steinkraus, the sister of Mr. Ziegler, is the wife of William C. Steinkraus, a director of the Company. GIH Corp. is a Delaware corporation which owns 47.3% of the Class B Common Stock of the Company. The Class B shares have power to elect 70% of the Board of Directors. GIH Corp., in turn, is wholly owned by a group of trusts for the benefit of Mr. Ziegler, Mrs. Steinkraus and their respective descendants and by Mr. Ziegler, Mrs. Steinkraus and members of their respective families.

   In December 1991, Mrs. Steinkraus commenced an action in the Surrogate's Court for New York County, New York to enforce the Settlement Agreement, alleging that the management succession and other provisions of the Settlement Agreement had been breached by Mr. Ziegler and by Donald E. McNicol, a former director of the Company and a party to the Settlement Agreement. Mr. Ziegler and Mr. McNicol have filed answers and counterclaims against Mrs. Steinkraus. On November 17, 1994, the action, including all claims and counterclaims, was discontinued with prejudice by stipulation of the parties.

Eric M. Steinkraus v. William Ziegler, III, et al.

   On February 20, 1992, a lawsuit was filed in Superior Court for the County of Cumberland, Maine naming as defendants five then directors of the Company
(William Ziegler, III, Leslie C. Liabo, Charles B. Cook, Jr., Patric J. McLaughlin and Donald E. McNicol) and naming the Company as a nominal defendant. The complaint was filed by Eric M. Steinkraus (a son of William C. Steinkraus and Helen Z. Steinkraus). The plaintiff filed the action in the right of the Company, personally and on behalf of a class of the Company's stockholders. The complaint alleged two counts of breach of fiduciary duty and one count of common law fraud, and included derivative and class action allegations. The charges were based on (a) allegations of deception and concealment regarding the "forcible retirement" of two directors of the Company and a proposal to sell the Company's Hammond, Indiana plant to American Fructose Corporation ("AFC"), a former subsidiary of the Company which was merged with and into the Company on February 26, 1993, (b) allegations of actions taken to prevent the election of a new president of the Company, (c) allegations of scheming and misrepresentation to cause the Company to pay fees on behalf of certain of the defendants and salaries to certain other defendants, and (d) an alleged failure to disclose what plaintiff characterizes as an unconditional offer by Archer-Daniels-Midland Company ("ADM") to purchase all of the Company's stock at a premium. On November 8, 1994, the action was dismissed by order of the court, pursuant to stipulation of the parties.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   None

                                   PART II


ITEM 5 -- MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


   (a) Market Information.

   Information required with respect to this Item 5 (a) is hereby incorporated by reference to information under "Stock Price and Dividend Review" on page 37 of the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13".

   (b) Holders.

   Information required with respect to this Item 5 (b) is hereby incorporated by reference to information under "Stock Price and Dividend Review" on page 37 of the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13".

   (c) Dividends.

   During 1993 and the first three quarters of 1994, the Company declared and paid a quarterly dividend of $.16 per share on its Class A Common Stock and Class B Common Stock. In the fourth quarter of 1994 the Company declared and paid a quarterly dividend of $.17 per share.

   Other information required with respect to this Item 5 (c) is hereby incorporated by reference to the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13", as follows:

      (i) With respect to dividend history, see "Five-Year Summary of Selected Financial Data" on page 19.

      (ii) With respect to restrictions on the payment of dividends, see Note 4 of "Notes to Consolidated Financial Statements" on page 25.


ITEM 6 - SELECTED FINANCIAL DATA

   Information required with respect to this Item 6 is hereby incorporated by reference to information under "Five-Year Summary of Selected Financial Data" on page 19 of the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13".


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information required with respect to this Item 7 is hereby incorporated by reference to material under "Financial Review" on pages 15-18 of the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13".


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information required with respect to this Item 8 is hereby incorporated by reference to the applicable sections in the Company's 1994 Annual Report to security holders, attached hereto as Exhibit "13". See Financial Statements Incorporated by Reference under "Index to Consolidated Financial Statements and Financial Statement Schedules" elsewhere in this report.


ITEM 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                           DIRECTORS OF THE COMPANY


   The names and ages (as of March 6, 1995) of the directors of the Company, their principal occupations or employment during the past five years and other data regarding them, based on information received from the respective directors, are set forth below:

                                                                                      Director
Name                          Age     Principal occupation                              since
Class A Directors
Paul F. Engler(1)..........   65      President and Chief Executive Officer of          1993
                                      Cactus Feeders, Inc. (farming, ranching
                                      and cattle feeding).

John R. Kennedy............   64      President, Chief Executive Officer and a          1992
                                      director of Federal Paper Board Company,
                                      Inc. (paper and wood products). Also a
                                      director of DeVlieg-Bullard, Inc., First
                                      Fidelity Bancorporation, Magma Copper
                                      Company and Chase Brass Industries, Inc.

William L. Rudkin(1).......   68      Retired Chairman of Pepperidge                    1993
                                      Farm Incorporated (consumer food products).

Wendell M. Smith...........   59      Chairman and Chief Executive Officer of           1993
                                      Baldwin Technology Company, Inc.
                                      (manufacturer of printing press controls
                                      and accessories). Also a director of Bowne
                                      & Company.

Class B Directors
Charles B. Cook, Jr........   65      Vice Chairman and a director of Janney            1964
                                      Montgomery Scott Inc. (investment bankers).

James E. Harwood...........   58      President, Sterling Equities, Inc. (venture       1992
                                      capitalists and management advisors);
                                      formerly Corporate Vice President of
                                      Technical Operations of Schering Plough
                                      Corporation. Also a director of Morgan
                                      Keegan & Company and Leader Financial
                                      Corporation Inc.

Leslie C. Liabo(1).........   71      Former Vice Chairman of the Board of the          1975
                                      Company (1986-1993).

C. Alan MacDonald..........   61      General Partner, The Marketing Partnership,       1992
                                      Inc., formerly Chairman and Chief Executive
                                      Officer of Lincoln Snacks Company (1992-1994)
                                      and President and Chief Executive Officer
                                      of Nestle Foods Corporation. Also a director
                                      of Lord Abbett & Company, Fountainhead Water
                                      Company, J.B. Williams Company, Great American
                                      Restaurants and Lincoln Snacks Company.

Patric J. McLaughlin(1) ...   49      President and Chief Executive Officer of the      1988
                                      Company since July 1, 1993; formerly President
                                      and Chief Operating Officer of the Company
                                      (1992-1993) and President of its Corn
                                      Processing Division (1984-1992).

H. Barclay Morley..........  65       Retired Chairman and Chief Executive Officer      1991
                                      of Stauffer Chemical Company. Also a director
                                      of Champion International Corporation,
                                      Schering Plough Corporation and The Bank of
                                      New York Company.
William C.
 Steinkraus(1) (2).........  69       Private investor and Chairman Emeritus of         1980
                                      United States Equestrian Team, Incorporated,
                                      a charitable organization responsible for
                                      providing United States international
                                      equestrian representation.

Raymond S. Troubh..........  68       Financial consultant. Also a director of ADT      1992
                                      Limited; America West Airlines, Inc.; Applied
                                      Power Incorporated; ARIAD Pharmaceuticals,
                                      Inc.; Becton, Dickinson and Company; Benson
                                      Eyecare Corporation; Foundation Health
                                      Corporation; General American Investors Company,
                                      Inc.; Manville Corporation; The Olsten
                                      Corporation; Petrie Stores Corporation;
                                      Riverwood International Corporation;
                                      Time Warner Inc.; Triarc Companies, Inc.;
                                      and WHX Corporation.
William Ziegler,
 III(1) (2).................  66      Chairman of the Board of the Company since        1958
                                      1964; formerly Chief Executive Officer of
                                      the Company (1976-1993).

- ----------------
   (1) Member of the Executive Committee.
   (2) Mr. Ziegler and Mr. Steinkraus's wife are brother and sister.


Agreements Affecting Board Membership

   The Company's Class B Common Stock has the power to elect 70% of the Company's Board of Directors. GIH Corp. owns approximately 13.3% of the Class A Common Stock and approximately 47.3% of the Class B Common Stock. All the shares of GIH Corp. are held directly by, or in various trusts for the benefit of, William Ziegler, III and his sister, Mrs. Helen Steinkraus.

   Control over GIH Corp. is the subject of litigation initiated in New York Surrogate's Court by the children of Mrs. Helen Steinkraus challenging the prior distribution of the controlling share of GIH Corp. common stock to a trust for the benefit of William Ziegler, III. On April 4, 1994, the New York Surrogate's Court issued a decision in favor of Mr. Ziegler, and Mrs. Steinkraus' children have filed an appeal of such decision. The appeal was argued on February 15, 1995.

   Until the final resolution of the litigation described above, Mr. Ziegler, Mrs. Steinkraus and GIH Corp. agreed in March, 1991 that their shares of the Company will be voted for directors nominated by the Company in accordance with the Succession Resolutions adopted by the Board of Directors in March, 1991. The resolutions provide for the Board seats for Mr. Ziegler and Mrs. Steinkraus or their designees and require that the majority of the Board consist of directors who are neither employees of the Company nor members of the Ziegler or Steinkraus families.

   Mr. Ziegler has informed the Board of Directors of the Company that it is his position that the March, 1991 agreement is no longer in effect as a result of the Surrogate's Court decision. The Company believes that the March, 1991 agreement remains in effect, and the foregoing slate of nominees for election as directors was selected in accordance with the Succession Resolutions.


                      EXECUTIVE OFFICERS OF THE COMPANY

   Set forth below is the age as of March 6, 1995 and certain other information regarding each person currently serving as an executive officer of the Company.


        Name                   Age   Office
        ----                   --    ------

William Ziegler, III (1)...    66    Chairman of the Board
Patric J. McLaughlin (1)...    49    President and Chief Executive
                                     Officer
Robert A. Britton .........    48    Vice President, Treasurer and
                                     Assistant Secretary
Jane E. Downey ............    44    Vice President, Human Resources
Thomas H. Fisher ..........    48    Director of Taxes
Edmond G. Herve, Jr........    45    Controller
Charles A. Koons...........    51    Vice President, Corporate
                                     Development and Planning
Edward P. Norris...........    54    Vice President and Chief
                                     Financial Officer
Robert M. Stephan .........    52    Vice President, General Counsel
                                     and Secretary

- -------------
   (1) Member of Board of Directors and its Executive Committee

   The terms of office of certain of the Company's Executive Officers are governed by their employment agreements. See "ITEM 11 -- EXECUTIVE COMPENSATION
- -- Employment Agreements." The Company's other Executive Officers do not have a fixed term of office; they serve at the pleasure of the Board of Directors.

   Messrs. Britton, Fisher, Herve, Koons and Norris have served in their respective capacities with the Company for more than the past five years.

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

   Ms. Downey was elected Vice President, Human Resources of the Company effective August 1, 1993; prior thereto she served as Vice President, Human Resources of the Corn Processing Division (1988-1993).

   Mr. Stephan was elected Vice President and General Counsel of the Company in April, 1992 and Secretary in January, 1995. Prior thereto he served as Vice President, General Counsel and Secretary of Erbamont N.V. since 1983.

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and any persons who are beneficial owners of more than ten percent of any class of the Company's Common Stock, to report their initial ownership of Common Stock and any subsequent changes in that ownership to the SEC and the American Stock Exchange. Based solely on the Company's review of forms submitted to the Company in accordance with the Exchange Act, and the representations of its officers and directors, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year 1994.


ITEM 11 -- EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth compensation paid or awarded during the last three fiscal years to the Chief Executive Officer and the four other most highly compensated executive officers of the Company in 1994.



                          SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                           Compensation
                                          Annual Compensation                 Awards
                                       -------------------------       -------------------
                                                               Other       Securities
Name and Principal                                            Annual   Underlying Options/    All Other
    Position                Year      Salary     Bonus    Compensation(1)    SARs(2)       Compensation(3)
- ----------------------      ----     -------    -------   -------------------------------  ---------------

Patric J. McLaughlin .....  1994    $420,000   $396,000   $   37,854         30,000        $  34,489
 President and Chief        1993     350,000    272,000       27,120         20,000           28,848
 Executive Officer          1992     254,000    157,000       11,808         10,000           22,204
Edward P. Norris..........  1994     206,000    127,200       39,922         12,000           29,120
 Vice President and         1993     185,850    108,000       36,224          6,000           29,356
 Chief Financial Officer    1992     166,100     98,000       20,211          3,000           29,025
Robert M. Stephan(4) .....  1994     177,250    108,000       30,775          7,000           27,120
 Vice President, General    1993     166,750     94,000       28,733          5,000           27,165
 Counsel and Secretary      1992     124,058     70,000       16,328          3,000           23,441
Charles A. Koons..........  1994     148,000     79,500       28,523          5,000           22,920
 Vice President, Corporate  1993     140,500     68,000       27,138          3,000           22,620
 Development and Planning   1992     132,000     63,000       15,520          3,000           22,280
Jane E. Downey(5) ........  1994     125,000     69,300       51,474          6,000           45,860
 Vice President,            1993     108,333     60,000       16,963          4,000           23,473
 Human Resources

- ---------------
   (1) Amounts in this column represent tax reimbursements on life insurance and company automobiles. The amounts with respect to life insurance are as follows:
Mr. McLaughlin $23,126; Mr. Norris $22,540; Mr. Stephan $17,119; Mr. Koons $13,858 and Ms. Downey $33,309.

   (2) All amounts in this column represent option grants and all such options were immediately exercisable (see Option Grants in Last Fiscal Year and Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values tables).

   (3) Amounts in this column represent the following items as set forth in the table below: (a) Company contributions to the executive's 401(k) plan account
(b) universal life insurance premiums paid by the Company on policies owned by the executives.

                           Patric J.   Edward P.   Robert M.  Charles A.    Jane E.
       1994               McLaughlin    Norris      Stephan     Koons        Downey
       ----               ----------   ---------   ---------  ---------   -----------
401(k) Contribution      $     6,120   $ 6,120     $  6,120   $  5,920      $ 5,000
Life Insurance Premiums       28,369    23,000       21,000     17,000       40,860
                              ------   -------       ------     ------       -------
                         $    34,489   $29,120     $ 27,120   $ 22,920      $45,860


   (4) Mr. Stephan was elected Secretary of the Company on January 25, 1995 and Vice President and General Counsel of the Company on April 24, 1992. Prior thereto, he served for a one-month period as Vice President and Associate General Counsel of the Company.

   (5) Ms. Downey was elected Vice President, Human Resources on August 1, 1993. Prior thereto she served as Vice President--Human Resources of the Company's Corn Processing Division (1988-1993).

Stock Option Tables

   The following tables provide information with respect to stock options granted to, exercised or held by the named executive officers.


                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                                                                      of Stock Price Appreciation
                                             Individual Grants                            for  Option Term(2)
                           ------------------------------------------------------     ----------------------------
                            Number of     % of Total
                           Securities       Options
                           Underlying     Granted to       Exercise
                             Options      Employees         Price       Expiration
      Name                  Granted(1)     in 1994           $/SH          Date          5% ($)           10% ($)
    -------                 ---------      -------         -------       --------     ----------         ---------
Patric J. McLaughlin          30,000        17.80%         $ 20.00        6/29/04     $  646,200        $1,384,200
Edward P. Norris              12,000         7.12%           20.00        6/29/04        258,480           553,680
Robert M. Stephan              7,000         4.15%           20.00        6/29/04        150,780           322,980
Charles A. Koons               5,000         2.97%           20.00        6/29/04        107,700           230,700
Jane E. Downey                 6,000         3.56%           20.00        6/29/04        129,240           276,840

- -----------------
   (1) All amounts in this column represent option grants and all such options were immediately exercisable.

   (2) Potential realizable value is based on the assumed annual growth of the Company's Class A Common Stock for the ten-year option term. Annual growth of 5% results in a stock price of $41.54 per share and 10% results in a price of $66.14 per share. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES


   The following table details the value on December 31, 1994 of options to purchase Common Stock held by those persons named in the Summary Compensation Table above.

                                                 Number of Securities             Value of Unexercised
                                                Underlying Unexercised            In-the-Money Options
                                               Options at Fiscal Year-End              At Year-End
                         Shares                ---------------------------     -----------------------------
                       Acquired on     Value
      Name              Exercise     Realized  Exercisable   Unexercisable     Exercisable     Unexercisable
     -----             -----------   --------  -----------   -------------     -----------     -------------
Patric J. McLaughlin     2,750      $   8,415       96,000          0           $ 779,156             0
Edward P. Norris           750          2,389       36,750          0             285,576             0
Robert M. Stephan            0              0       15,000          0              96,000             0
Charles A. Koons             0              0       15,300          0              85,563             0
Jane E. Downey               0              0       14,400          0              91,606             0

                             RETIREMENT BENEFITS

   The approximate annual retirement benefits provided under Company retirement plans for employees in higher salary classifications retiring from the Company at age 62 or later are shown in the table below.

                                                                                30 OR MORE
 EARNINGS CREDITED FOR   10 YEARS OF   15 YEARS OF  20 YEARS OF  25 YEARS OF     YEARS OF
  RETIREMENT BENEFITS      SERVICE       SERVICE      SERVICE      SERVICE       SERVICE
- ------------------------  ------------- ------------ ------------ ------------- ----------------
$100,000................  $ 18,568      $ 27,775     $ 36,981     $ 46,188      $ 55,395
 150,000................    29,175        43,595       58,014       72,434        86,853
 250,000................    50,389        75,234      100,080      124,925       149,770
 350,000................    71,603       106,874      142,145      177,416       212,687
 450,000................    92,817       138,513      184,210      229,906       275,603
 550,000................   114,031       170,153      226,275      282,397       338,520
 650,000................   135,245       201,793      268,341      334,888       401,436
 750,000................   156,458       233,432      310,405      387,379       464,352
 850,000................   177,672       265,071      352,471      439,870       527,269

   The amounts of earnings credited for retirement benefits ("Credited Earnings") are essentially salaries and bonuses as shown in the Summary Compensation Table on page 13. The calculation of each individual's Credited Earnings is based on the highest consecutive 60 months during his or her last 120 months of employment.

   The amounts shown in the table are 10 year certain and continuous benefits, converted to straight life annuities. Pay is assumed to remain constant to Normal Retirement Date. The figures shown are not limited by any law or regulation such as Section 415(b) and (e) or Section 401(a)(17) of the Code. The benefits shown reflect the total benefit to be paid under both the 1952 Plan and the Supplemental Plan.

   As of December 31, 1994, the executive officers named in the Summary Compensation Table on page 13 had the following credited years of service under the retirement plan: Mr. McLaughlin 20.5 years; Mr. Norris 16.8 years, Mr. Stephan 2.8 years, Mr. Koons 18.0 years, and Ms. Downey 6.3 years.

Compensation of Directors

   Directors who are not employees of the Company or its subsidiaries are paid an annual retainer of $15,000 plus an attendance fee of $1,000 for each Board meeting and each Board committee meeting. Directors are also reimbursed for travel expenses to attend Board and committee meetings. Committee Chairs receive additional annual retainers ranging from $5,000 to $12,000. In lieu of the annual director's retainer and Executive Committee attendance fees, Mr. MacDonald received until October, 1994 an annual retainer of $120,000 and was granted 20,000 stock appreciation rights for his service as a director and Chairman of the Executive Committee. In lieu of the annual director's retainer and Board meeting attendance fees, Mr. Ziegler receives an annual retainer of $120,000, use of an office and part-time secretarial support and use of a club membership for his service as a director and Chairman of the Board.

   Directors with five years or more of service as a non-employee member of the Board participate in a directors' retirement plan that provides eligible directors, upon retirement, with an annual retirement income equal to 50-100% (depending on the number of years served) of the director's highest twelve monthly consecutive retainers paid during the last 120 months of Board service. For purposes of this calculation, the current annual retainer for the Chairman of the Board is deemed to be $15,000.

Employment Agreements

   The Company entered into an employment agreement with Patric J. McLaughlin as President and Chief Executive Officer (the "Agreement") commencing July 1, 1993 and terminating June 30, 1996, subject to automatic one-year extensions on each anniversary date until July 1, 2000. The Agreement provides for a base salary of $400,000 per annum, subject to annual reviews by the Compensation Committee, plus an annual incentive bonus under the Company's management incentive plan with a bonus "target" rate at 50% of base salary. Under the Agreement, in the event Mr. McLaughlin's employment is terminated without "cause," he shall be entitled to severance benefits until the Agreement's termination date, including
(i) salary, (ii) target bonus payments and (iii) continued participation in welfare benefit plans, retirement plans and the Company's 401(k) Plan. In such case, stock options awarded prior to his termination without "cause" shall remain exercisable until the earlier of their expiration date or the third anniversary of the termination of his employment. In the event of termination of employment for "cause" or due to death or disability, the Company shall not be obligated to make any severance payments to Mr. McLaughlin. The Agreement provides that the Company will pay an amount necessary to reimburse Mr. McLaughlin, on an after tax basis, for any excise tax due under Section 4999 of the Code as a result of any payment under the Agreement being treated as a "parachute payment" under Section 280G of the Code. The Agreement contains provisions relating to nondisclosure of confidential information by Mr. McLaughlin and nonsolicitation of Company employees for a period of two years after his termination. The Agreement is not assignable by either party, but is binding upon successors of the Company.

   The Company entered into employment  agreements with Jane E. Downey,  Charles
A. Koons, Edward P. Norris, Robert M. Stephan and three other executive officers of the Company (the "Agreements") commencing as of January 2, 1995 and terminating December 31, 1997 subject to automatic one-year extensions as of December 31, 1995 and each December 31st thereafter, unless timely notice is given that the term shall not be extended. The Agreements provide that each of the executive officers will serve the Company in the offices listed (with respect to named executive officers) in the Summary Compensation Table and set forth in the Agreements at specified annual base salary rates. The base salaries are subject to annual reviews by the Compensation Committee, plus annual incentive bonuses under the Company's management incentive plan at the bonus "target" rate specified in each Agreement. The Agreements include provisions that are effective in the event the employment of the executive officer is terminated by the Company without "cause" or by the executive officer for "good reason" (each as defined in the Agreements). In such cases, the executive officer is entitled to severance benefits for the remainder of the agreement term, including (i) salary, (ii) target bonus payments and (iii) continued participation in welfare benefit plans, retirement plans and the Company's
401(k) Plan. In such case, stock options awarded prior to the executive officer's termination without "cause" shall become fully vested and shall remain exercisable until the earlier of their expiration date or the third anniversary of the termination of his or her employment. Pursuant to the terms of the Agreements, the Company will pay each executive officer an amount necessary to reimburse him or her, on an after tax basis, for any excise tax due under
Section 4999 of the Code as a result of any payment under the Agreements being treated as a "parachute payment" under Section 280G of the Code. The Agreements contain a provision relating to nondisclosure of confidential information by the executive officers. The Agreements are not assignable by either party, but are binding upon successors of the Company.

Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee are current or former employees of the Company or its affiliates.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


             OWNERSHIP OF COMMON STOCK BY DIRECTORS AND OFFICERS


   The following table sets forth certain information as of February 21, 1995, as to shares of the Company's Common Stock beneficially owned by (a) each director of the Company, (b) each of the executive officers of the Company named in the "Summary Compensation Table" on page 13 and (c) all directors and officers of the Company as a group. Unless otherwise indicated in the footnotes, each of the following persons has sole voting and investment power with respect to the shares of the Company's Common Stock set forth in the table.

             OWNERSHIP OF COMMON STOCK BY DIRECTORS AND OFFICERS

                                        TITLE OF CLASS
                                          OF COMMON      AMOUNT AND NATURE OF    PERCENT
NAME                                        STOCK        BENEFICIAL OWNERSHIP   OF CLASS
- -------------------------------------  --------------- ----------------------- ----------
William Ziegler, III.................  Class A         1,330,098 (1)(2)           15.5%
                                       Class B           949,920 (1)(3)           54.5%
Charles B. Cook, Jr..................  Class A             2,336                      *
                                       Class B             2,669                      *
Jane E. Downey.......................  Class A            15,395 (2)                  *
                                       Class B               -0-                     --
Paul F. Engler.......................  Class A             2,500                      *
                                       Class B               -0-                     --
James E. Harwood.....................  Class A             1,000                      *
                                       Class B               -0-                     --
John R. Kennedy......................  Class A               800                      *
                                       Class B               200                      *
Charles A. Koons.....................  Class A            16,083 (2)                  *
                                       Class B               -0-                     --
Leslie C. Liabo......................  Class A            14,475 (2)                  *
                                       Class B             3,875                      *
Patric J. McLaughlin.................  Class A           106,672 (2)               1.3%
                                       Class B               -0-                     --
C. Alan MacDonald....................  Class A             1,000                      *
                                       Class B               -0-                     --
H. Barclay Morley....................  Class A             2,500                      *
                                       Class B               -0-                     --
Edward P. Norris.....................  Class A            48,042 (2)                  *
                                       Class B               -0-                     --
William L. Rudkin....................  Class A             1,000 (4)                  *
                                       Class B               -0-                     --
Wendell M. Smith.....................  Class A               -0-                     --
                                       Class B               100                      *
William C. Steinkraus................  Class A               110 (5)                  *
                                       Class B               -0- (5)                 --
Robert M. Stephan....................  Class A            20,117 (2)                  *
                                       Class B               -0-                     --
Raymond S. Troubh....................  Class A             3,000                      *
                                       Class B               500                      *
All directors and officers as a
group................................  Class A         1,643,851                  19.2%
                                       Class B           957,264                  55.0%

- ---------------

   * Does not exceed one percent of the total outstanding shares of such class.

   (1) Based upon Schedule 13G, Amendment No. 16, dated February 13, 1995, filed with the Securities and Exchange Commission (the "Commission"). Mr. Ziegler reports that he shares voting and investment power over 1,264,594 and 876,158 of such shares of the Company's Class A Common Stock and Class B Common Stock, respectively. Mr. Ziegler shares voting and investment power of such shares with First Fidelity Bank ("First Fidelity") as co-trustees of two trusts (the "Ziegler Trusts"). Of such shares, 1,140,294 shares of the Company's Class A Common Stock and 824,521 shares of the Company's Class B Common Stock are owned by GIH Corp. ("GIH"). GIH is wholly owned by Mr. Ziegler, Mrs. Steinkraus and the co-trustees of the Ziegler Trusts and the Steinkraus Trusts.

   (2) Includes the following shares of the Company's Class A Common Stock that may be acquired within 60 days pursuant to the exercise of options: Ms. Downey, 14,400 shares; Mr. Koons, 15,300 shares; Mr. Liabo, 8,000 shares; Mr. McLaughlin, 96,000 shares; Mr. Norris, 36,750 shares; Mr. Stephan, 15,000 shares; Mr. Ziegler, 54,948 shares; and all directors and officers as a group, 304,498 shares. Also includes shares of the Company's Class A Common Stock credited under the Company's capital accumulation plan through December 31, 1994 as follows: Ms. Downey, 995.4392 shares; Mr. McLaughlin, 8,666.5407 shares; Mr. Koons, 783.0609 shares; Mr. Norris, 11,167.1858 shares; and Mr. Stephan, 2,116.6837 shares.

   (3) Excludes 1,003 shares of the Company's Class B Common Stock owned by Mr. Ziegler's wife. Mr. Ziegler disclaims beneficial ownership of such shares.

   (4) Excludes 587 shares of the Company's Class A Common Stock owned by Mr. Rudkin's wife. Mr. Rudkin disclaims beneficial ownership of such shares.

   (5) Excludes shares of the Company's Class A and Class B Common Stock owned by Mrs. Steinkraus and disclosed on page 8. Mr. Steinkraus disclaims beneficial ownership of such shares.


                 OWNERSHIP OF COMMON STOCK BY CERTAIN HOLDERS

   The following table sets forth certain information as of February 21, 1995 with respect to the shares of the Company's Common Stock beneficially owned by each person who is known to the Company to be the beneficial owner of more than 5% of a class of the Company's outstanding Common Stock.

                              TITLE OF CLASS
                                OF COMMON      AMOUNT AND NATURE OF BENEFICIAL    PERCENT
NAME AND ADDRESS                  STOCK                   OWNERSHIP              OF CLASS
- ---------------------------  --------------- ---------------------------------- ----------
William Ziegler, III.......  Class A(1)      Aggregate Amount--1,330,098           15.5%
 250 Harbor Drive                            Sole Voting Power--65,504               *
 P.O. Box 10128                              Shared Voting Power--1,264,594        14.8%
 Stamford, CT 06904                          Sole Investment Power--65,504           *
                                             Shared Investment Power--1,264,594    14.8%

                             Class B(1)      Aggregate Amount--949,920             54.5%
                                             Sole Voting Power--73,762              4.2%
                                             Shared Voting Power--876,158          50.3%
                                             Sole Investment Power--73,762          4.2%
                                             Shared Investment Power--876,158      50.3%

Helen Z. Steinkraus........  Class A(2)      Aggregate Amount--1,257,989 (3)       14.7%
 250 Harbor Drive                            Sole Voting Power--3,394                *
 P.O. Box 10128                              Shared Voting Power--1,254,595        14.7%
 Stamford, CT 06904                          Sole Investment Power--3,394            *
                                             Shared Investment Power--1,254,595    14.7%

                             Class B(2)      Aggregate Amount--882,040 (3)         50.6%
                                             Sole Voting Power--5,883                *
                                             Shared Voting Power--876,157          50.3%
                                             Sole Investment Power--5,883            *
                                             Shared Investment Power--876,157      50.3%

United States Trust
Company of New York........  Class A(4)      Aggregate Amount--1,256,767           14.7%
 114 West 47th Street                        Sole Voting Power--0                    --
 New York, NY 10036                          Shared Voting Power--1,256,767        14.7%
                                             Sole Investment Power--0                --
                                             Shared Investment Power--1,256,767    14.7%

                             Class B(4)      Aggregate Amount--876,158             50.3%
                                             Sole Voting Power--0                   --
                                             Shared Voting Power--876,158          50.3%
                                             Sole Investment Power--0                --
                                             Shared Investment Power--876,158      50.3%

First Fidelity Bank........  Class A(5)      Aggregate Amount--1,264,594           14.8%
 P.O. Box 1297                               Sole Voting Power--0                    --
 Stamford, CT 06904                          Shared Voting Power--1,264,594        14.8%
                                             Sole Investment Power--0                --
                                             Shared Investment Power--1,264,594    14.8%

                             Class B(5)      Aggregate Amount--876,158             50.3%
                                             Sole Voting Power--0                    --
                                             Shared Voting Power--876,158          50.3%
                                             Sole Investment Power--0                --
                                             Shared Investment Power--876,158      50.3%

GIH Corp...................  Class A(6)      Aggregate Amount--1,140,294           13.3%
 250 Harbor Drive                            Sole Voting Power--1,140,294          13.3%
 P.O. Box 10128                              Shared Voting Power--0                  --
 Stamford, CT 06904                          Sole Investment Power--1,140,294      13.3%
                                             Shared Investment Power--0              --

                             Class B(6)      Aggregate Amount--824,521             47.3%
                                             Sole Voting Power--824,521            47.3%
                                             Shared Voting Power--0                 --
                                             Sole Investment Power--824,521        47.3%
                                             Shared Investment Power--0              --

Archer Daniels Midland
Co.........................  Class A(7)      Aggregate Amount--2,429,700           28.4%
 4666 Faries Parkway                         Sole Voting Power--2,115,200          24.7%
 P.O. Box 1470                               Shared Voting Power--0                  --
 Decatur, IL 62525                           Sole Investment Power--2,429,700      28.4%
                                             Shared Investment Power--0              --

Marvin C. Schwartz.........  Class B(8)      Aggregate Amount--143,300             8.2%
 c/o Kenneth E. Leopold                      Sole Voting Power--143,300            8.2%
 Neuberger & Berman                          Shared Voting Power--0                  --
 522 Fifth Avenue                            Sole Investment Power--143,300        8.2%
 New York, NY 10036                          Shared Investment Power--0              --

- ---------------

   * Does not exceed one percent of the total outstanding shares of such class.

   (1) Based upon Schedule 13G, Amendment No. 16, dated February 13, 1995, filed with the Commission. Mr. Ziegler reports that he shares voting and investment power over 1,264,594 and 876,158 of such shares of the Company's Class A Common Stock and Class B Common Stock, respectively. Mr. Ziegler shares voting and investment power of such shares with First Fidelity as co-trustee of the Ziegler Trusts. Of such shares, 1,140,294 shares of the Company's Class A Common Stock and 824,521 shares of the Company's Class B Common Stock are owned by GIH. GIH is wholly owned by Mr. Ziegler, Mrs. Steinkraus and the co-trustees of the Ziegler Trusts and the Steinkraus Trusts.

   (2) Based upon Schedule 13D, Amendment Nos. 1 and 3, dated March 2, 1992, filed with the Commission and information received from the United States Trust Company of New York ("U.S. Trust"). Mrs. Steinkraus and U.S. Trust report that she shares voting and investment power over 1,254,595 and 876,157 of such shares of the Company's Class A Common Stock and the Company's Class B Common Stock, respectively. Mrs. Steinkraus shares such voting and investment power with U.S. Trust as co-trustees of two trusts (the "Steinkraus Trusts"). Of such shares, 1,140,294 shares of the Company's Class A Common Stock and 824,521 shares of the Company's Class B Common Stock are owned by GIH. GIH is wholly owned by Mr. Ziegler, Mrs. Steinkraus and the co-trustees of the Ziegler Trusts and the Steinkraus Trusts.

   (3) Excludes 132.25 shares of the Company's Class A Common Stock owned by Eric M. Steinkraus and 695 shares of the Company's Class B Common Stock owned by Philip C. Steinkraus (based upon Schedule 13D, Amendment Nos. 1 and 3, dated March 2, 1992, filed with the Commission by Helen Z. Steinkraus, Eric M. Steinkraus and Philip C. Steinkraus, who stated therein that they are members of a group and have executed a joint filing agreement pursuant to Rule 13d-1(f) under the Securities Exchange Act of 1934).

   (4) Based upon Schedule 13G, Amendment No. 16, dated February 11, 1995, filed with the Commission. U.S. Trust reports that it shares voting and investment power with Mrs. Steinkraus as co-trustee of certain trusts. Included in such shares are 1,140,294 shares of the Company's Class A Common Stock and 824,521 shares of the Company's Class B Common Stock owned by GIH.

   (5) Based upon Schedule 13G dated April 8, 1994, filed with the Commission.

   (6) Based upon Schedule 13G, Amendment No. 16, dated February 24, 1995, filed with the Commission. See also Footnote Nos. 1 and 2 above.

   (7) Based upon Schedule 13D, Amendment No. 7, dated September 17, 1993, filed with the Commission.

   (8) Based upon Schedule 13D, Amendment No. 1, dated January 10, 1991, filed with the Commission.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

   The Company subleases office space to and shares certain office facilities with GIH Corp., of which Mr. Ziegler is President, for an annual fee of approximately $15,000. Swisher International, Inc., a subsidiary of the Company, has engaged the consulting services of Mr. Harwood in its business and paid Mr. Harwood $30,000 in 1994 for such services. During 1994, the Company and its subsidiaries have had purchase, sale, financial and other transactions in the normal course of business with companies or organizations (including their affiliates) with which some of the Company's directors are associated, including the following: Champion International Corporation, The Bank of New York Company and Janney Montgomery Scott Inc. To the best of the Company's knowledge, none of the above transactions resulted in aggregate payments that were large enough to require disclosure of such transactions by the Company. Management believes that all of the above transactions were on terms that were reasonable and competitive. Additional transactions of this nature may be expected to take place in the ordinary course of business in the future.

   In connection with his relocation from Illinois to Connecticut, Mr. McLaughlin was granted a housing loan by the Company on April 29, 1993 in the amount of $150,000 payable in three equal annual installments commencing April 29, 1994 with interest at the rate of 5.24% per annum. The note is secured by a second mortgage on Mr. McLaughlin's principal residence.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)  and  (2)  See  "Consolidated   Financial  Statements  and  Schedules"
elsewhere in this report.

   (a)(3) Exhibits


Regulation  S-K
Exhibit No. :
2 (a) -- Agreement and Plan of Merger among the Company, Eridania Beghin-Say, S.A. and Cerestar USA, dated February 22, 1995, filed as Exhibit "2.1" to the Company's Registration Statement on Form S-3 (File No. 33-57863), is incorporated herein by reference.

  (b) -- Stock Purchase Agreement between the Company, Eridania Beghin Say, S.A. and Cerestar USA, dated February 22, 1995, filed as Exhibit "2.2" to the Company's Registration Statement on Form S-3 (File No. 33-57863), is incorporated herein by reference.

  (c) -- The Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1992, by and between the Company and AFC attached as Annex A to the Joint Proxy Statement/Prospectus forming a part of the Company's Registration Statement on Form S-4 (File No. 33-55946), is incorporated herein by reference.

3.(a) -- The Restated Articles of Incorporation of the Company, as amended through February 26, 1993, filed as Exhibit "3.(a)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1- 6244), is incorporated herein by reference.

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

10.(a) --      Supplemental  Pension  Program,  filed as Exhibit "10.(f)" to the
               Company's  Form 10-K  Annual  Report  for the  fiscal  year ended
               December 31, 1991 (File No. 1- 6244), is incorporated herein by reference.

   (b) --      Unfunded  Supplemental  Pension Plan Trust Agreement  relating to
               Item 10.(a) above, filed as Exhibit "10.(g)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1- 6244), is incorporated herein by reference.

   (c) -- Funded Supplemental Pension Plan Trust Agreement relating to Item 10.(a) above, filed as Exhibit "10.(h)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1- 6244), is incorporated herein by reference.

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

   (f) -- Summary of 1994 Management Incentive Plan is attached hereto as Exhibit "10.(f)".

   (g) -- American Maize-Products Company Directors Retirement Benefit Plan, filed as Exhibit "10.(l)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 1-6244), is incorporated herein by reference.

   (h) -- The 1985 Stock Option Plan, filed as Exhibit "5." to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1985 (File No. 1-6244), is incorporated herein by reference.

   (i) -- The 1985 Stock Option Plan, as amended, filed as Exhibit "4.(f)" to the Company's Registration Statement on Form S-8 on July 7, 1988 (File No. 33-22943), is incorporated herein by reference.

   (j) -- Lease between Harbor Plaza Associates, Landlord, and the Company, Tenant, relating to the offices located at 41 Harbor Plaza Drive (presently known as 250 Harbor Drive), Stamford, Connecticut, filed as Exhibit "13." to the Company's Form 10-K Annual Report for the fiscal year ended December 31, l981 (File No. 1-6244), is incorporated herein by reference.

   (k) -- Services Agreement dated February 1, 1973 between Dimmitt Agri Industries, Inc. and Amstar Corporation, filed as Exhibit "10.1(a)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

   (l) -- Assignment of Services Agreement dated November 28, 1984 among Amstar Corporation, Dimmitt Operating Inc. and Dimmitt Agri Industries, Inc., filed as Exhibit "10.1(e)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

   (m) -- Letter Amendments dated August 24, 1977, November 24, 1980 and November 18, 1982 in connection with Exhibit "10(l)" above, filed as Exhibits "10.1(b)", "10.1(c)" and "10.1(d)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), are incorporated herein by reference.

   (n) -- Lease Agreement dated as of February 1, 1973 between Dimmitt Agri Industries, Inc. and Amstar Corporation, filed as Exhibit "10.2(a)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

   (o) -- Assignment of Lease Agreement dated November 28, 1984 among Amstar Corporation, Dimmitt Operating Inc., Dimmitt Agri Industries, Inc. and Texas Bank for Cooperatives filed as Exhibit "10.2(b)" to the Company's Form 8-K Current Report on December 13, 1984 (File No. 1-6244), is incorporated herein by reference.

   (p) -- Agreement dated as of March 1, 1991 among William Ziegler, III, Helen Z. Steinkraus, GIH Corp., Donald E. McNicol and the trustees of certain trusts for the benefit of Mr. Ziegler and his issue and the trustees of certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(a)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

   (q) -- Amendment No. 1 dated as of March 14, 1991, to Item 10.(p) above, filed as Exhibit "10.(b)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

   (r) -- Stockholders Agreement dated as of March 1, 1991 among William Ziegler, III, Helen Z. Steinkraus, certain trusts for the benefit of Mr. Ziegler and his issue and certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(c)" to the Company's Form 8-K Current Report dated March 29, 1991 (File No. 1-6244), is incorporated herein by reference.

   (s) -- Amendment effective April 24, 1992 to the 1985 Stock Option Plan, as amended, filed as Exhibit "10.(bb)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 1-6244), is incorporated herein by reference.

   (t) -- The American Fructose Corporation 1986 Stock Option Plan, assumed by the Company pursuant to the merger of American Fructose Corporation with and into the Company on February 26, 1993, filed on July 14, 1986 on Form S-8 (File No. 33-7062), is incorporated herein by reference.

   (u) -- Employment Agreement dated as of July 1, 1993 between the Company and Patric J. McLaughlin filed as Exhibit "10.(cc)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (File No. 1- 6244), is incorporated herein by reference.

   (v) -- Promissory Note dated April 29, 1993 in the amount of $150,000 of Patric J. McLaughlin in favor of the Company filed as Exhibit "10.(dd)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (File No. 1-6244), is incorporated herein by reference.

   (w) -- Credit Agreement dated as of March 31, 1994 among the Company, the signatory lenders thereto, and The Bank of New York, as agent, filed as Exhibit "10(a)" to the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1994 (File No. 1-6244), is incorporated herein by reference.

   (x) -- First Amendment, dated as of January 2, 1995 to Employment Agreement, dated July 1, 1993 between the Company and Patric J. McLaughlin (item 10.(u) above), filed with Exhibit "11" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

   (y) -- Employment Agreement dated as of January 2, 1995, between the Company and Frederick M. Ash, filed as Exhibit "10" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

   (z) -- Employment Agreement dated as of January 2, 1995, between the Company and Jane E. Downey, filed as Exhibit "9" to the Company's Solicitation/Recommendation Statement on Schedule 14D- 9 dated February 28, 1995, is incorporated herein by reference.

  (aa) -- Employment Agreement dated as of January 2, 1995, between the Company and Michael J. Gorbitz, filed as Exhibit "8" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.


  (bb) -- Employment Agreement dated as of January 2, 1995, between the Company and Charles A. Koons, filed as Exhibit "7" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

  (cc) -- Employment Agreement dated as of January 2, 1995, between the Company and Timothy Mann, filed as Exhibit "6" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

  (dd) -- Employment Agreement dated as of January 2, 1995, between the Company and Edward P. Norris, filed as Exhibit "5" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

  (ee) -- Employment Agreement dated as of January 2, 1995, between the Company and Robert M. Stephan, filed as Exhibit "4" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995, is incorporated herein by reference.

  (ff) -- The 1994 Stock Plan filed as Exhibit "4.4" to the Company's Registration Statement on Form S-8 (File No. 33-54893), is incorporated herein by reference.

  (gg) -- Loan Agreement dated as of December 1, 1994 between the Company and the City of Hammond, Indiana is attached hereto as "Exhibit 10.(gg)".

  (hh) -- Indenture of Trust dated December 1, 1994 between the City of Hammond, Indiana as Issuer and Bank One, Indianapolis, N.A. as Trustee, is attached hereto as "Exhibit 10.(hh)".

 11.(a)-- Calculation of Primary Earnings Per Share for the fiscal years ended December 31, 1994, 1993 and 1992 inclusive is attached hereto as Exhibit "11.(a)".

 11.(b)-- Calculation of Fully-Diluted Earnings Per Share for the fiscal years ended December 31, 1994, 1993 and 1992 inclusive is attached hereto as Exhibit "11.(b)".

   13. -- 1994 Annual Report to security holders of the Company, is attached hereto as Exhibit "13".

   21. -- Subsidiaries of the Company as of December 31, 1994 is attached hereto as Exhibit "21.".

   23. -- Consent of Coopers & Lybrand L.L.P., dated March 6, 1995, is attached hereto as Exhibit "23.".


   (b) Reports on Form 8-K

   A Form 8-K Current Report was filed during the quarterly period ended December 31, 1994. The report was dated November 30, 1994 and described an agreement among shareholders concerning membership of the Company's Board of Directors and differing views on whether the agreement remains in effect.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN MAIZE-PRODUCTS COMPANY
                                                   (Company)

 March 7, 1995                    By  Edward P. Norris
                                      -------------------------------------
                                      Edward P. Norris,
                                      Vice President and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 March 7, 1995                    By Patric J. McLaughlin
                                     -------------------------------------
                                     Patric J. McLaughlin,
                                     President and Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)

 March 7, 1995                    By Leslie C. Liabo
                                     -------------------------------------
                                     Leslie C. Liabo,
                                     Director

 March 7, 1995                    By Charles B. Cook, Jr.
                                     -------------------------------------
                                     Charles B. Cook, Jr.,
                                     Director

 March 7, 1995                    By Paul F. Engler
                                     -------------------------------------
                                     Paul F. Engler,
                                     Director

 March 7, 1995                    By James E. Harwood
                                     -------------------------------------
                                     James E. Harwood,
                                     Director

 March 7, 1995                    By John R. Kennedy
                                     -------------------------------------
                                     John R. Kennedy,
                                     Director

 March 7, 1995                    By  C. Alan MacDonald
                                     -------------------------------------
                                      C. Alan MacDonald,
                                      Director

 March 7, 1995                    By  H. Barclay Morley
                                     -------------------------------------
                                      H. Barclay Morley,
                                      Director

 March 7, 1995                    By  William L. Rudkin
                                     -------------------------------------
                                      William L. Rudkin,
                                      Director

 March 7, 1995                    By  Wendell M. Smith
                                     -------------------------------------
                                      Wendell M. Smith,
                                      Director

 March 7, 1995                    By  William C. Steinkraus
                                     -------------------------------------
                                      William C. Steinkraus,
                                      Director

 March 7, 1995                    By  Raymond S. Troubh
                                     -------------------------------------
                                      Raymond S. Troubh,
                                      Director

 March 7, 1995                    By  Edward P. Norris
                                     -------------------------------------
                                      Edward P. Norris,
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)

                                   FORM 10-K
                                 ANNUAL REPORT
                                   ----------












                     CONSOLIDATED FINANCIAL STATEMENTS AND
                   SCHEDULES for the years ended December 31,
                              1994, 1993 and 1992
                                   ----------












                        AMERICAN MAIZE-PRODUCTS COMPANY
                                   ----------

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


Consolidated Financial Statements Incorporated by Reference

The consolidated financial statements of American Maize-Products Company and its subsidiaries and the Report of Independent Accountants related thereto are incorporated herein by reference to the Company's 1994 Annual Report to shareholders (Exhibit 13), which Exhibit is not "filed" as a part of this Form 10-K except for the consolidated financial statements and notes thereto and Report of Independent Accountants on pages 20 through 37 thereof and certain other information incorporated elsewhere herein.


Consolidated Financial Statements and Financial Statement Schedules:     Page

Report of Independent Accountants                                         F-2

Financial Statement Schedules:

     II.  Valuation and Qualifying Accounts and Reserves for the
          years ended December 31, 1994, 1993 and 1992                    F-3


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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of American Maize-Products Company:

We have audited the consolidated financial statements of American Maize-Products Company and Subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on Pages 20 through 37 of the 1994 Annual Report to Shareholders of American Maize-Products Company and incorporated by reference herein. We have also audited the financial statement schedules listed in the accompanying index of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Maize-Products Company and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 7 and 8 to the consolidated financial statements referred to above, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and postemployment benefits.

As discussed in Note 14 to the consolidated financial statements referred to above, the consolidated financial statements include an accrual related to a patent infringement claim. The Company's ultimate liability for this action is not presently determinable. In addition, the Company is a defendant in an environmental civil action, the ultimate financial effect of which is not presently determinable, and, accordingly, no amounts have been recorded in the financial statements.


                                                        COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
February 28, 1995.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the years ended December 31, 1994, 1993 and 1992

                                 (In thousands)

     Col A.                   Col B.         Col C.         Col. D.          Col. E.
     ------                   ------         ------         -------          -------
                                           Additions
                            Balance at     Charged to
                            Beginning      Costs and                        Balance at
     Description            of Period       Expenses       Deductions      End of Period

     For the year ended
       December 31, 1994:

      Allowance for
       doubtful accounts      $3,609         $  440          $  215(A)           $3,834
                              ======         ======          ======              ======

     For the year ended
       December 31, 1993:

      Allowance for
       doubtful accounts      $2,109         $1,979          $  479(A)           $3,609
                              ======         ======          ======              ======

     For the year ended
       December 31, 1992:

      Allowance for
       doubtful accounts      $1,600         $  895          $  386(A)           $2,109
                              ======         ======          ======              ======

     -------------------------
     Notes:
     (A) Doubtful accounts written off.

                               INDEX TO EXHIBITS

                                                                   Sequential
Regulation S-K                                                        Page
Exhibit No:                          Exhibit                         Number


2(a) --          Agreement  and Plan of Merger among the Company,       *
                 Eridania Beghin-Say, S.A. and Cerestar USA, dated February 22, 1995, filed as Exhibit "2.1" to the Company's Registration Statement on Form
                 S-3 (File No. 33-57863).

 (b)  --         Stock  Purchase  Agreement  between the Company,       *
                 Eridania Beghin-Say, S.A. and Cerestar USA, dated February 22, 1995, filed as Exhibit "2.2" to the Company's Registration Statement on Form
                 S-3 (File No. 33-57863).

 (c) --          The Amended and Restated  Agreement  and Plan of       *
                 Merger, dated as of December 15, 1992, by and between the Company and AFC attached as Annex A to the Joint Proxy Statement/Prospectus forming a part of the Company's registration statement on Form S-4 (File No. 33-55946).

 3.(a)--         The Restated  Articles of  Incorporation  of the       *
                 Company, as amended through February 26, 1993, filed as Exhibit "3.(a)" to the Company's Form
                 10-K  Annual  Report for the  fiscal  year ended
                 December 31, 1992 (File No. 1-6244).

   (b)--         By-Laws,  as amended to February 24, 1993, filed       *
                 as Exhibit  "3.(b)" to the  Company's  Form 10-K
                 Annual Report for the fiscal year ended December
                 31, 1992 (File No. 1-6244).

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

  (c)--          Note  Agreement  dated as of March 3, 1993 among       *
                 the  Company and each  Purchaser  in the Private
                 Placement of the Company's 7.875% Senior Notes due March 3, 2003, filed as Exhibit "4.(g)" to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No.
                 1-6244).

10.(a)--         Supplemental  Pension Program,  filed as Exhibit       *
                 "10.(f)"  to the  Company's  Form  10- K  Annual
                 Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

   (b)--         Unfunded   Supplemental   Pension   Plan   Trust       *
                 Agreement relating to Item 10.(a) above, filed as Exhibit "10.(g)" to the Company's Form 10-K
                 Annual Report for the fiscal year ended December
                 31, 1991 (File No. 1-6244).

   (c)--         Funded Supplemental Pension Plan Trust Agreement       *
                 relating to Item 10.(a) above,  filed as Exhibit
                 "10.(h)"  to  the  Company's  Form  10-K  Annual
                 Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

   (d)--         Deferred  Compensation  Plan,  filed as  Exhibit       *
                 "10." to the  Company's  Form 10-K Annual Report
                 for the fiscal  year  ended  December  31,  1981
                 (File No. 1- 6244).

   (e)--         Executive Life Insurance Program summary,  filed       *
                 as Exhibit  "10.(j)" to the Company's Form 10- K
                 Annual Report for the fiscal year ended December
                 31, 1991 (File No. 1-6244).

   (f)--         Summary  of 1994  Management  Incentive  Plan is       *
                 attached hereto as Exhibit "10.(f)".

   (g)--         American  Maize-  Products   Company   Directors       *
                 Retirement   Benefit  Plan,   filed  as  Exhibit
                 "10.(l)"  to the  Company's  Form  10- K  Annual
                 Report for the fiscal year ended December 31, 1991 (File No. 1-6244).

  (h)--          The 1985  Stock  Option  Plan,  filed as Exhibit       *
                 "5." to the  Company's  Form 10-K Annual  Report
                 for the fiscal  year  ended  December  31,  1985
                 (File No. 1- 6244).

  (i)--          The 1985 Stock Option Plan, as amended, filed as       *
                 Exhibit "4.(f)" to the Company's registration statement on Form S-8 on July 7, 1988 (File No.
                 33-22943).

  (j)--          Lease between Harbor Plaza Associates, Landlord,       *
                 and the Company, Tenant, relating to the offices
                 located  at 41  Harbor  Plaza  Drive  (presently
                 known   as   250   Harbor   Drive),    Stamford,
                 Connecticut, filed as Exhibit "13." to the Company's Form 10-K Annual Report for the fiscal year ended December 31, l981 (File No. 1-6244).

  (k)--          Services   Agreement   dated  February  1,  1973       *
                 between Dimmitt Agri Industries, Inc. and Amstar
                 Corporation, filed as Exhibit "10.1(a)" to the Company's Form 8-K Current Report on December
                 13, 1984 (File No. 1-6244).

  (l)--          Assignment of Services  Agreement dated November       *
                 28,  1984  among  Amstar  Corporation,   Dimmitt
                 Operating  Inc.  and  Dimmitt  Agri  Industries,
                 Inc.,   filed  as  Exhibit   "10.1(e)"   to  the
                 Company's  Form 8-K  Current  Report on December
                 13, 1984 (File No. 1-6244).

  (m)--          Letter   Amendments   dated   August  24,  1977,       *
                 November  24,  1980  and  November  18,  1982 in
                 connection with Exhibit "10(l)" above,  filed as
                 Exhibits  "10.1(b),  "10.1(c)"  and "10.1(d)" to
                 the  Company's   Form  8-K  Current   Report  on
                 December 13, 1984 (File No. 1-6244).

  (n)--          Lease  Agreement  dated as of  February  1, 1973       *
                 between Dimmitt Agri Industries, Inc. and Amstar
                 Corporation, filed as Exhibit "10.2(a)" to the Company's Form 8-K Current Report on December
                 13, 1984 (File No. 1-6244).

  (o)--          Assignment of Lease Agreement dated November 28,       *
                 1984 among Amstar Corporation, Dimmitt Operating
                 Inc.,  Dimmitt Agri  Industries,  Inc. and Texas
                 Bank for Cooperatives filed as Exhibit "10.2(b)" to the Company's Form 8-K Current Report on
                 December 13, 1984 (File No. 1-6244).

  (p)--          Agreement  dated  as  of  March  1,  1991  among       *
                 William Ziegler,  III, Helen Z. Steinkraus,  GIH
                 Corp.,  Donald E.  McNicol  and the  trustees of
                 certain  trusts for the  benefit of Mr.  Ziegler
                 and his issue and the trustees of certain trusts
                 for  the  benefit  of  Mrs.  Steinkraus  and her
                 issue,   filed  as  Exhibit   "10.(a)"   to  the
                 Company's  Form 8-K Current  Report  dated March
                 29, 1991 (File No. 1-6244).

  (q)--          Amendment  No. 1 dated as of March 14, 1991,  to       *
                 Item 10.(p) above, filed as Exhibit "10.(b)" to the Company's Form 8-K Current Report dated
                 March 29, 1991 (File No. 1-6244).

  (r)--          Stockholders Agreement dated as of March 1, 1991       *
                 among William Ziegler, III, Helen Z. Steinkraus, certain trusts for the benefit of Mr. Ziegler and his issue and certain trusts for the benefit of Mrs. Steinkraus and her issue, filed as Exhibit "10.(c)" to the Company's Form 8-K
                 Current  Report  dated  March 29, 1991 (File No.
                 1-6244).

  (s)--          Amendment  effective  April 24, 1992 to the 1985       *
                 Stock Option Plan, as amended,  filed as Exhibit
                 "10.(bb)"  to the  Company's  Form  10-K  Annual
                 Report for the fiscal year ended December 31, 1992 (File No. 1-6244).

  (t)--          The  American  Fructose  Corporation  1986 Stock       *
                 Option Plan, assumed by the Company pursuant to the merger of American Fructose Corporation with and into the Company on February 26, 1993, filed on July 14, 1986 on Form S-8 (File No. 33-7062).

  (u)--          Employment  Agreement  dated as of July 1,  1993       *
                 between the Company and Patric J. McLaughlin filed as Exhibit "10.(cc)" to the Company's Form
                 10- K Annual  Report for the  fiscal  year ended
                 December 31, 1993 (File No. 1-6244).

  (v)--          Promissory  Note  dated  April  29,  1993 in the       *
                 amount of $150,000 of Patric J. McLaughlin in favor of the Company filed as Exhibit "10.(dd)" to the Company's Form 10- K Annual Report for the fiscal year ended December 31, 1993 (File
                 No. 1-6244).

  (w)--          Credit  Agreement  dated  as of March  31,  1994       *
                 among  the  Company,   the   signatory   lenders
                 thereto, and The Bank of New York, as agent, filed as Exhibit "10(a)" to the Company's Form
                 10-Q Quarterly Report for the quarterly period ended March 31, 1994 (File No. 1-6244).

  (x)--          First Amendment,  dated as of January 2, 1995 to       *
                 Employment Agreement, dated July 1, 1993 between the Company and Patric J. McLaughlin (item
                 10.(u) above), filed with Exhibit "11" to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 28, 1995.

  (y)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,  between the Company and Frederick M. Ash,
                 filed   as   Exhibit   "10"  to  the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

  (z)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,  between the  Company and Jane E.  Downey,
                 filed   as   Exhibit   "9"  to   the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

 (aa)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,   between   the  Company  and  Michael  J.
                 Gorbitz,  filed as Exhibit "8" to the  Company's
                 Solicitation/    Recommendation   Statement   on
                 Schedule 14D-9 dated February 28, 1995.

 (bb)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,  between the Company and Charles A. Koons,
                 filed   as   Exhibit   "7"  to   the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

 (cc)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,  between the  Company  and  Timothy  Mann,
                 filed   as   Exhibit   "6"  to   the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

 (dd)--          Employment  Agreement  dated  as of  January  2,       *
                 1995,  between the Company and Edward P. Norris,
                 filed   as   Exhibit   "5"  to   the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

(ee)--           Employment  Agreement  dated  as of  January  2,       *
                 1995, between the Company and Robert M. Stephan,
                 filed   as   Exhibit   "4"  to   the   Company's
                 Solicitation/Recommendation     Statement     on
                 Schedule 14D-9 dated February 28, 1995.

(ff)--           The 1994 Stock  Plan  filed as Exhibit  "4.4" to       *
                 the Company's Registration Statement on Form S-8
                 (File No. 33-54893).

(gg)--           Loan  Agreement  dated as of  December  1,  1994       *
                 between the Company and the City of Hammond, Indiana is attached hereto as "Exhibit 10.(gg)".

(hh)--           Indenture  of  Trust  dated   December  1,  1994       *
                 between the City of Hammond, Indiana as Issuer and Bank One, Indianapolis, N.A. as Trustee, is attached hereto as "Exhibit 10.(hh)".


11.(a)--         Calculation  of Primary  Earnings  Per Share for
                 the fiscal years ended  December 31, 1994,  1993
                 and 1992 inclusive is attached hereto as Exhibit
                 "11.(a)".

11.(b)-- Calculation of Fully Diluted Earnings Per Share for the fiscal years ended December 31, 1994, 1993 and 1992 inclusive is attached hereto as Exhibit "11.(b)".

13.   --         1994 Annual  Report to  security  holders of the
                 Company is attached hereto as Exhibit "13".

21.   --         Subsidiaries  of the Company as of December  31,
                 1994 is attached hereto as Exhibit "21.".

23.   --         Consent of Coopers & Lybrand L.L.P., dated March
                 6, 1995, is attached hereto as Exhibit "23.".


- ------------------
*  Incorporated by Reference.


         The Company will make the foregoing exhibits available upon request upon payment of a charge of $.25 per page and postage. Requests should be addressed to the Secretary, American Maize-Products Company, P.O. Box 10128, 250 Harbor Drive, Stamford, CT 06904.