Form 10-Q
period 1995-03-31
AMERICAN MAIZE PRODUCTS CO
filed 1995-05-15
CIK 5405

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended   March 31, 1995
                                                  --------------
                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______  to ______

                           Commission File No.  1-6244
                                                ------

                         AMERICAN MAIZE-PRODUCTS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Maine                                  13-0432720
- ------------------------------------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification #)

          250 Harbor Drive, Stamford, CT                            06902
- ------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (203) 356-9000
                                                         ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X        No
                                 ------        ------

Number of shares outstanding of each of issuer's classes of common stock at March 31, 1995.

                                    Class A        Class B
                                  ----------     ----------
               Outstanding         8,728,074      1,742,057

                                      INDEX



                                                                        Page #


Part I

  Financial Statements:

    Condensed Consolidated Balance Sheets
     at March 31, 1995 and December 31, 1994                               1

    Condensed Consolidated Statements of Income and Retained Earnings
     for the three months ended March 31, 1995 and 1994                    2

    Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 1995 and 1994                    3

    Notes to Condensed Consolidated Financial Statements               4 - 5

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   6

Part II

Item 1.  Legal Proceedings                                                 7

Item 5.  Other Information                                                 8

Item 6.  Exhibits and Reports on Form 8-K                              8 - 9

Signatures                                                                10

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                      March 31,     December 31,
                                                         1995          1994
                                                      -----------   ------------
                                                      (Unaudited)

Current assets:
 Cash and cash equivalents                              $  5,925       $  9,957
 Accounts receivable, trade, less allowance
 for doubtful accounts of $4,078 at
 March 31, 1995 and $3,834 at December 31, 1994           60,398         52,549
 Inventories
  Finished goods                                          27,063         28,904
  Work-in-process                                          4,510          4,154
  Raw materials                                           32,804         37,625
  Stores and supplies                                     18,702         16,172
                                                        --------       --------
                                                          83,079         86,855

 Other current assets                                     12,738         11,901
                                                        --------       --------
  Total current assets                                   162,140        161,262
                                                        --------       --------

Restricted cash                                           22,854         26,325

Property, plant and equipment, at cost                   539,323        514,644
 Less, Accumulated depreciation                          211,041        202,821
                                                        --------       --------
                                                         328,282        311,823
Excess of cost over net assets of
 acquired companies, less accumulated
 amortization of $4,682 at March 31, 1995,
 and $4,245 at December 31, 1994                          22,106         22,543
Prepaid pension costs                                     16,600         16,600
Other assets                                              13,890         13,419
                                                        --------       --------
                                                        $565,872       $551,972
                                                        ========       ========
Current liabilities:
 Bank overdrafts                                        $  6,335       $      -
 Long-term debt, current installments                        960            944
 Accounts payable, trade                                  26,980         29,268
 Accrued expenses                                         27,033         29,593
 Accrued income taxes                                      2,705          1,259
                                                        --------       --------
   Total current liabilities                              64,013         61,064

Long-term debt, less current installments                164,503        164,749
Deferred income taxes                                     33,366         31,663
Accrued postretirement and postemployment benefits        53,141         52,562
Other liabilities                                          4,777          5,251
                                                        --------       --------
                                                         319,800        315,289
                                                        --------       --------
Stockholders' equity:
 Capital stock:
  Common, Class A, $.80 par value; authorized
   15,000,000 shares at March 31, 1995 and
   December 31, 1994; issued 9,073,503 shares
   at March 31, 1995 and 8,872,653 shares
   at December 31, 1994                                    7,259          7,098
  Common, Class B, $.80 par value; authorized
   2,500,000 shares; issued 1,809,282 shares
   at March 31, 1995 and December 31, 1994                 1,447          1,447
 Capital in excess of par value of common stock          128,078        124,380
 Retained earnings                                       116,011        110,506
                                                        --------       --------
                                                         252,795        243,431
Less, Common Stock in treasury, at cost;
 Class A, 345,429 shares at March 31, 1995
  and 348,148 shares at December 31, 1994;
  Class B, 67,225 shares at March 31, 1995
  and December 31, 1994                                    6,723          6,748
                                                        --------       --------
   Total stockholders' equity                            246,072        236,683
                                                        --------       --------
                                                        $565,872       $551,972
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

         AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
           (Dollars in thousands, except per share amounts)
                              (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1995           1994
                                                        --------       --------
Net sales                                               $141,075       $137,839
Cost of sales                                            105,653        104,601
                                                        --------       --------
 Gross profit                                             35,422         33,238
Selling, administrative and general expenses              22,283         23,480
Restructuring charges                                          -          5,400
                                                        --------       --------
   Operating profit                                       13,139          4,358
                                                        --------       --------
Other income (expenses):
 Interest expense                                         (1,925)        (2,931)
 Interest income                                             491             69
 Other, net                                                  (25)          (314)
                                                        --------       --------
                                                          (1,459)        (3,176)
                                                        --------       --------
Income before income taxes                                11,680          1,182

Income taxes:
  Current                                                 (2,725)          (341)
  Deferred                                                (1,698)          (158)
                                                        --------       --------
                                                          (4,423)          (499)
                                                        --------       --------

Net income                                                 7,257            683
Retained earnings at beginning of period                 110,506         90,221
Less: cash dividends paid                                  1,752          1,636
                                                        --------       --------
Retained earnings at end of period                      $116,011       $ 89,268
                                                        ========       ========

Earnings per share of common stock                          $.70           $.07
                                                            ====           ====

Dividends per share of common stock                         $.17           $.16
                                                            ====           ====
Weighted average number of common shares
 outstanding                                          10,332,892     10,226,758
                                                      ==========     ==========

See accompanying notes to condensed consolidated financial statements.

      AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                     (Dollars in thousands)
                           (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1995           1994
                                                        --------       --------
Cash flows from operating activities:
 Net income                                             $  7,257       $    683
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                           8,826          8,117
   Deferred income taxes                                   1,698            158
   Restructuring charges                                       -          5,400
   Changes in assets and liabilities:
    Accounts receivable, trade                            (7,849)        (6,550)
    Inventories                                            3,776        (11,622)
    Other current assets                                    (837)        (1,814)
    Accounts payable and accrued expenses                 (3,402)        (5,670)
    Other, net                                              (341)         1,968
                                                        --------       --------
     Net cash provided by (used in) operating activities   9,128         (9,330)
                                                        --------       --------

Cash flows from investing activities:
 Additions to property, plant and equipment              (24,843)       (10,468)
                                                        --------       --------
   Net cash used in investing activities                 (24,843)       (10,468)
                                                        --------       --------
Cash flows from financing activities:
 Cash dividends                                           (1,752)        (1,636)
 Increase in bank overdrafts                               6,335          2,654
 Change in short-term debt                                     -         (3,000)
 Borrowings on long-term debt                                  -         21,050
 Payments of long-term debt                                 (230)          (216)
 Decrease in restricted cash                               3,471              -
 Proceeds from the issuance of common stock                3,859            131
                                                        --------       --------
    Net cash provided by financing activities             11,683         18,983
                                                        --------       --------

 Net decrease in cash and cash equivalents                (4,032)          (815)
 Cash and cash equivalents, beginning of year              9,957          2,862
                                                        --------       --------
 Cash and cash equivalents, end of period               $  5,925       $  2,047
                                                        ========       ========
- -------------------------------------------------------------------------------
Supplemental Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)                  $  4,983       $  4,460
  Income taxes (net of refunds)                         $  1,059       $     43
- -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)
                           (Unaudited)

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of American Maize-Products Company and its Subsidiaries ("Company") for the three month periods ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the Company, all adjustments (of a normal recurring nature) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994. Certain reclassifications have been made in the prior period financial statements to conform with the current year's presentation.

SUPPLEMENTARY INFORMATION

Interest  costs incurred during the three months ended March  31,
1995  and  1994  were  $3,031 and $3,014, respectively.  Interest
capitalized   during   these  periods   was   $1,106   and   $83,
respectively.

For cash flow reporting purposes all highly liquid short-term investments (as denoted on the balance sheet), with maturities of three months or less, are considered cash equivalents.

Deposits made for hedging transactions to cover open positions on corn purchases are included in inventory for cash flow reporting purposes.

The Company periodically enters into corn futures contracts to hedge against sales commitments of corn-derived products. The Company utilizes the corn futures market to minimize the inherent risk potential resulting from significant fluctuations in the cost of corn. The Company does not enter into corn futures contracts for trading or speculative purposes. In accordance with its hedging policy, the Company only enters into corn futures contracts to cover the corn requirements to manufacture products covered by fixed price, fixed quantity contracts with customers and near term production commitments. Futures contract quantities are matched with approximate requirements under customer contracts by using the futures contract dates closest to expected shipment dates to customers. The corn futures contracts outstanding at March 31, 1995 and December 31, 1994 expire at various dates and various prices through December, 1996. At March 31, 1995 and December 31, 1994, the Company had corn futures contracts of $96,769 (39,215,000 bushels) and $24,841 (10,350,000 bushels), respectively. Unrealized gains and losses associated with these contracts are deferred and are accounted for as part of the hedged transaction. Based upon market rates, these contracts had a deferred contract gain of $4,275 at March 31, 1995, and a deferred contract loss of $20 at December 31, 1994. Settlement gains and losses on corn futures contracts are matched to specific inventory purchases and credited or charged to cost of sales at the time such inventory is sold. Based upon daily margin account activity, including contract purchases, contract sales and market fluctuations in the value of open contracts, cash settlement is made on a daily basis to maintain margin accounts at specified levels.

SHORT-TERM DEBT

Short-term debt comprises borrowings on lines of credit from banks.

CONTINGENT LIABILITIES

The Company has certain contingent liabilities regarding existing or potential claims, lawsuits and other proceedings, including those involving a certain patent infringement claim and an environmental civil action. There have been no material changes in either of these actions from the information set forth in Note 14 of Notes to Consolidated Financial Statements and under ITEM 3
- - LEGAL PROCEEDINGS in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

RECENTLY ISSUED ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
to  Be  Disposed  Of".   This statement establishes  accounting
standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Implementation of the statement is required for fiscal years beginning after December 15, 1995. The Company anticipates that the adoption of this statement will not have a material impact on the Company's financial statements. The Company has not determined whether it will adopt the statement prior to the required date.

LEGAL PROCEEDINGS

The current status of litigation is described in Part II, herein.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)


FINANCIAL CONDITION (MARCH 31, 1995
 COMPARED TO DECEMBER 31, 1994)

The Company currently has available $125,000 under a bank revolving credit agreement which expires on December 31, 1998 and open lines of credit with banks of $10,000. At March 31, 1995, there were no borrowings outstanding under these facilities.

Significant uses of cash during the period included capital expenditures of $24,843, increased accounts receivable of $7,849 and reductions in accounts payable and accrued expenses of
$3,402. The Company anticipates approximately $87,200 of additional capital spending for the remainder of the year which will be financed through internal cash flow and available credit facilities, as needed.

RESULTS OF OPERATIONS (THREE MONTHS
 ENDED MARCH 31, 1995 COMPARED WITH THE
 THREE MONTHS ENDED MARCH 31, 1994)

Net sales increased 2.3% in 1995 to $141,075 compared to $137,839 in 1994. The higher sales were attributable to higher selling prices and volumes in the tobacco business for cigars and moist snuff products. Sales in the corn processing business were off slightly due to lower sweetener prices.

Operating profits were $13,139 in 1995 compared to $4,358 in 1994. The improved results were attributable to higher selling prices and volumes in the tobacco business for cigars and moist snuff products. Cost savings resulting from the consolidation of its cigar and smokeless tobacco business during the second quarter of 1994 also added to the increase in the Company's operating profit. Operating profits declined slightly in the corn processing business due to lower margins for corn sweeteners. Operating results in the tobacco business include restructuring charges of $5,400 in 1994.

Interest  expense decreased to $1,925 in 1995 compared to  $2,931 in 1994. The primary reason for the decrease were higher levels of capitalized interest, most of which is related to the Hammond plant expansion and modernization.

Net income in 1995 was $7,257 or $.70 per share, compared to $683, or $.07 per share, in 1994.

                             PART II

Item 1.   Legal Proceedings

          GIH Corp. and William Ziegler, III v. American Maize-
          Products Company et al.

On March 24, 1995 the Superior Court denied Plaintiffs' request for a preliminary injunction against the issuance of authorized but unissued shares of American Maize Class B Common Stock to EBS. On March 29, 1995 First Fidelity Bank, co-trustee with William Ziegler, III over certain Ziegler family trusts, moved in Superior Court to intervene as a plaintiff in Mr. Ziegler's lawsuit against American Maize and its other directors. On April
10, 1995 the Supreme Judicial Court of Maine, on appeal from the Superior Court's order denying the plaintiff's request for preliminary injunction, issued an order enjoining American Maize from enforcing the deadline for Class B shareholders to exercise their preemptive rights to acquire additional Class B voting shares of American Maize and also enjoined American Maize from issuing any additional Class B voting shares pending issuance of the final opinion of the court. On April 12, 1995 the Supreme Judicial Court issued an order of clarification stating that the April 10, 1995 order "reports a final decision on the merits with an opinion to follow". On May 11, 1995, the Supreme Judicial Court issued an opinion in connection with the April 10, 1995 order. The opinion vacates the judgment of the Superior Court and permanently enjoins American Maize from (i) issuing stock pursuant to the stock purchase agreement entered into by American Maize and EBS and (ii) enforcing the April 10, 1995 deadline for Class B shareholders to exercise their preemptive rights to acquire additional Class B voting shares.

          Steiner, Steiner, Sarnoff, Katz and Saltzman v. William
          Ziegler, III.

At a hearing on March 8, 1995, the Maine Superior Court granted the shareholder plaintiffs' motion to consolidate for the limited purpose of submitting a brief in opposition to the preliminary injunction requested by GIH Corp. and William Ziegler, III and presenting oral argument at the conclusion of the hearing.

          Agreements Affecting Board Membership

Control over GIH Corp. is the subject of litigation initiated in New York Surrogate's Court by the children of Mrs. Helen Steinkraus challenging the prior distribution of the controlling share of GIH Corp. common stock to a trust for the benefit of
William  Ziegler, III, Chairman of the Board of the Company.   On
April 4, 1994, the New York Surrogate's Court issued a decision in favor of Mr. Ziegler, and Mrs. Steinkraus' children appealed. On March 22, 1995, the Appellate Division of the New York State Supreme Court rendered a decision in favor of Mr. Ziegler, and the Steinkraus family has appealed such decision.

Except as described above, no reportable events have occurred which would require modification of the discussions of legal proceedings set forth in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994. Certain developments set forth above were reported in the Company's Form 8-K Current Reports listed in Item 6(b) below.

Item 5.   Other Information

          On May 12, 1995, EBS announced the termination of its offer to purchase all the outstanding shares of American Maize common stock at a price of $40 per share, due to the non-satisfaction of the conditions to the offer. EBS also announced on such date the termination of the Merger Agreement between American Maize and EBS, pursuant to which the tender offer was commenced.

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

          11  (a)   Calculation of Primary Earnings Per Share

          11  (b)   Calculation of Fully-Diluted Earnings Per Share

  (b)     The Company filed the following reports on Form 8-K:

          1) Form 8-K report dated January 17, 1995, which included the following items:

               Items 5 and 7:  Press release dated January 6, 1995.

          2) Form 8-K report dated March 27, 1995, which included the following items:

               Items 5 and 7:  Press releases dated March 24, 1995.

          3) Form 8-K report dated March 29, 1995, which included the following items:

               Items 5 and 7:  Press release dated March 29, 1995.

          4) Form 8-K report dated March 30, 1995, which included the following items:

               Items 5 and 7:  Press release dated March 30, 1995.

          5) Form 8-K report dated April 3, 1995, which included the following items:

               Items 5 and 7:  Press release dated March 31, 1995.

          6) Form 8-K report dated April 11, 1995, which included the following items:

               Items 5 and 7:  Press release dated April 10, 1995.

          7) Form 8-K dated April 13, 1995, which included the following items:

               Items 5 and 7:  Press release dated April 12, 1995.

          8) Form 8-K report dated April 25, 1995, which included the following items:

               Items 5 and 7:  Press release dated April 19, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN MAIZE-PRODUCTS COMPANY



DATE:   May 15, 1995                By  /s/  Patric J. McLaughlin
      ----------------                 ------------------------------
                                             Patric J. McLaughlin
                                             President and
                                             Chief Executive Officer



DATE:   May 15, 1995                By  /s/  Edward P. Norris
      ----------------                 ------------------------------
                                             Edward P. Norris
                                             Vice President and
                                             Chief Financial Officer