Form 10-Q
period 1995-06-30
AMERICAN MAIZE PRODUCTS CO
filed 1995-08-11
CIK 5405

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________ to___________

                           Commission File No. 1-6244
                                               ------

                        AMERICAN MAIZE-PRODUCTS COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maine                                    13-0432720
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification #)

     250 Harbor Drive, Stamford, CT                      06902
- -------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (203) 356-9000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes  X     No
                                                 ----      -----

Number of shares outstanding of each of issuer's classes of common stock at June 30, 1995.

                                             Class A           Class B
                                            ---------         ---------
                           Outstanding      8,728,074         1,742,057

                                     INDEX

Part I                                                                                              Page #
              Financial Statements:
                  Condensed Consolidated Balance Sheets at
                    June 30, 1995 and December 31, 1994                                                  1

                  Condensed Consolidated Statements of
                    Income and Retained Earnings for
                    the six and three months ended
                    June 30, 1995 and 1994                                                               2

                  Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 1995 and 1994                                                               3

                  Notes to Condensed Consolidated Financial
                    Statements                                                                         4-6

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                         7-8

Part II
Item 1.       Legal Proceedings                                                                       9-10

Item 4.       Submission of Matters to a Vote of Security
                Holders                                                                              10-12

Item 6.       Exhibits and Reports on Form 8-K                                                          12


Signatures                                                                                              13


              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                            June 30,           December 31,
                                                                                              1995                  1994
                                                                                            --------              --------
                                                                                          (Unaudited)
Current assets:
 Cash and cash equivalents                                                                  $  2,880              $  9,957
 Accounts receivable, trade, less allowance
  for doubtful accounts of $4,241 at
  June 30, 1995 and $3,834 at December 31, 1994                                               66,664                52,549
 Inventories                                                                                  81,203                86,855
 Other current assets                                                                         10,482                11,901
                                                                                            --------              --------
  Total current assets                                                                       161,229               161,262
                                                                                            --------              --------

Restricted cash                                                                               19,541                26,325

Property, plant and equipment, at cost                                                       569,558               514,644
 Less, Accumulated depreciation                                                              218,049               202,821
                                                                                            --------              --------
                                                                                             351,509               311,823
Excess  of  cost  over  net  assets  of  acquired  companies,  less  accumulated
 amortization of $4,889 at June 30, 1995 and $4,245 at December 31, 1994                      21,899                22,543
Prepaid pension costs                                                                         16,600                16,600
Other assets                                                                                  14,497                13,419
                                                                                            --------              --------
                                                                                            $585,275              $551,972
                                                                                            ========              ========
Current liabilities:
 Short-term debt                                                                            $ 10,000              $      -
 Long-term debt, current installments                                                            975                   944
 Accounts payable, trade                                                                      26,298                29,268
 Accrued expenses                                                                             27,495                29,593
 Accrued income taxes                                                                          1,358                 1,259
                                                                                            --------              --------
  Total current liabilities                                                                   66,126                61,064

Long-term debt, less current installments                                                    170,754               164,749
Deferred income taxes                                                                         33,533                31,663
Accrued postretirement and postemployment benefits                                            53,898                52,562
Other liabilities                                                                              4,816                 5,251
                                                                                            --------              --------
                                                                                             329,127               315,289
                                                                                            --------              --------
Stockholders' equity:
 Capital stock:
  Common, Class A, $.80 par value; authorized 15,000,000 shares at June 30, 1995 and December 31, 1994; issued 9,073,503 shares at June 30, 1995 and 8,872,653
   shares at December 31, 1994                                                                 7,259                 7,098
  Common, Class B, $.80 par value; authorized
   2,500,000 shares; issued 1,809,282 shares at
   June 30, 1995 and December 31, 1994                                                         1,447                 1,447
 Capital in excess of par value of common stock                                              128,081               124,380
 Retained earnings                                                                           126,084               110,506
                                                                                            --------              --------
                                                                                             262,871               243,431
Less,  Common Stock in treasury,  at cost;  Class A, 345,429  shares at June 30,
 1995 and 348,148 shares at December 31, 1994; Class B,
  67,225 shares at June 30, 1995 and December 31, 1994                                         6,723                 6,748
                                                                                            --------              --------
   Total Stockholders' equity                                                                256,148               236,683
                                                                                            --------              --------
                                                                                            $585,275              $551,972
                                                                                            ========              ========

See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                               Six Months Ended                  Three Months Ended
                                                                   June 30,                           June 30,
                                                            --------------------------        ---------------------------
                                                              1995              1994              1995             1994
                                                              ----              ----              ----             ----
Net sales                                                    $299,440         $298,780          $158,365         $160,941
Cost of sales                                                 220,737          225,361           115,084          120,760
                                                             --------         --------          --------         --------
 Gross profit                                                  78,703           73,419            43,281           40,181
Selling, administrative and
 general expenses                                              45,637           45,851            23,354           22,371
Restructuring charges                                               -            5,400                 -                -
Provision for patent litigation                                     -            4,000                 -            4,000
                                                             --------         --------          --------         --------
  Operating profit                                             33,066           18,168            19,927           13,810
                                                             --------         --------          --------         --------

Other income (expenses):
 Interest expense                                              (3,952)          (5,966)           (2,027)          (3,035)
 Interest income                                                1,061              140               570               71
 Other, net                                                      (170)            (850)             (145)            (536)
                                                             --------         --------          --------         --------
                                                               (3,061)          (6,676)           (1,602)          (3,500)
                                                             --------         --------          --------         --------

Income before income taxes                                     30,005           11,492            18,325           10,310

Income taxes:
 Current                                                       (9,030)          (2,554)           (6,305)          (2,213)
 Deferred                                                      (1,865)          (2,155)             (167)          (1,997)
                                                             --------         --------          --------         --------
                                                              (10,895)          (4,709)           (6,472)          (4,210)
                                                             --------         --------          --------         --------

Net income                                                     19,110            6,783            11,853            6,100
Retained earnings at beginning
 of period                                                    110,506           90,221           116,011           89,268
Less: cash dividends paid                                       3,532            3,275             1,780            1,639
                                                             --------         --------          --------         --------
Retained earnings at end of
 period                                                      $126,084         $ 93,729          $126,084         $ 93,729
                                                             ========         ========          ========         ========

Earnings per share of common
 stock                                                          $1.84            $ .66             $1.13            $ .60
                                                                =====            =====             =====            =====

Dividends per share of common
 stock                                                          $ .34            $ .32             $ .17            $ .16
                                                                =====            =====             =====            =====

Weighted average number of
 common shares outstanding                                 10,401,891       10,233,010        10,470,131       10,239,194
                                                           ==========       ==========        ==========       ==========



See accompanying notes to condensed consolidated financial statements.

              AMERICAN MAIZE-PRODUCTS COMPANY AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         ----------------------------------
                                                                                          1995                       1994
                                                                                         --------                   -------
Cash flows from operating activities:
 Net income                                                                              $ 19,110                  $  6,783
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                                            17,250                    16,631
  Deferred income taxes                                                                     1,865                     2,155
  Restructuring charges                                                                         -                     5,400
  Provision for patent litigation                                                               -                     4,000
  Changes in assets and liabilities:
   Accounts receivable, trade                                                             (14,115)                  (10,649)
   Inventories                                                                              5,652                    (8,131)
   Other current assets                                                                     1,419                    (1,764)
   Accounts payable and accrued expenses                                                   (4,969)                   (4,724)
   Other, net                                                                                 183                     2,343
                                                                                         --------                  --------
    Net cash provided by operating activities                                              26,395                    12,044
                                                                                         --------                  --------

Cash flows from investing activities:
 Additions to property, plant and equipment                                               (56,622)                  (22,522)
                                                                                         --------                  --------
    Net cash used in investing activities                                                 (56,622)                  (22,522)
                                                                                         --------                  --------

Cash flows from financing activities:
 Cash dividends                                                                            (3,532)                   (3,275)
 Change in short-term debt                                                                 10,000                         -
 Borrowings on long-term debt                                                               6,500                    21,400
 Payments of long-term debt                                                                  (464)                  (10,336)
 Decrease in restricted cash                                                                6,784                         -
 Proceeds from the issuance of common stock                                                 3,862                       218
                                                                                         --------                  --------
    Net cash provided by financing activities                                              23,150                     8,007
                                                                                         --------                  --------

Net decrease in cash and cash equivalents                                                  (7,077)                   (2,471)
Cash and cash equivalents, beginning of year                                                9,957                     2,862
                                                                                         --------                  --------
Cash and cash equivalents, end of period                                                 $  2,880                  $    391
                                                                                         ========                  ========

- ----------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Cash paid during the period for:
  Interest (net of amount capitalized)                                                   $  6,723                  $  5,618
  Income taxes (net of refunds)                                                          $  8,711                  $  4,179
- ----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of American Maize-Products Company and its Subsidiaries ("Company") for the six and three month periods ended June 30, 1995 and 1994 are unaudited. However, in the opinion of the Company, all adjustments (of a normal recurring nature) considered necessary for a fair presentation have been reflected therein.

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

INVENTORIES

At June 30, 1995 and December 31, 1994, inventories consisted of the following:


                                          June 30,               December, 31
                                           1995                      1994
                                         -------                   -------
         Finished goods                  $23,893                   $28,904
         Work-in-process                   4,463                     4,145
         Raw materials                    33,614                    37,625
         Stores and supplies              19,233                    16,172
                                         -------                   -------
           Total                         $81,203                   $86,855
                                         =======                   =======


SUPPLEMENTARY INFORMATION

Interest costs incurred during the six and three months ended June 30, 1995 and 1994 were $6,648, $6,267, $3,617 and $3,253, respectively. Interest capitalized during these periods was $2,696, $301, $1,590 and $218, respectively.

For cash flow reporting purposes all highly liquid short-term investments (as denoted on the balance sheet), with maturities of three months or less, are considered cash equivalents.

Deposits made for hedging transactions to cover open positions on corn purchases are included in inventory for cash flow reporting purposes.

The Company periodically enters into corn futures contracts to hedge against sales commitments of corn-derived products. The Company utilizes the corn futures market to minimize the inherent risk potential resulting from significant fluctuations in the cost of corn. The Company does not enter into corn futures contracts for trading or speculative purposes. In accordance with its hedging policy, the Company only enters into corn futures contracts to cover the corn requirements to manufacture products covered by fixed price, fixed quantity contracts with customers and near term production commitments. Futures contract quantities are matched with approximate requirements under customer contracts by using the futures contract dates closest to expected shipment dates to customers. The corn futures contracts outstanding at June 30, 1995 and December 31, 1994 expire at various dates and various prices through December, 1996. At June 30, 1995 and December 31, 1994, the Company had corn futures contracts of $59,673 (23,720,000 bushels) and $24,841 (10,350,000 bushels), respectively.
Unrealized gains and losses associated with these contracts are deferred and are accounted for as part of the hedged transaction. Based upon market rates, these contracts had a deferred contract gain of $6,571 at June 30,1995, and a deferred contract loss of $20 at December 31, 1994. Settlement gains and losses on corn futures contracts are matched to specific inventory purchases and credited or charged to cost of sales at the time such inventory is sold. Based upon daily margin account activity, including contract purchases, contract sales and market fluctuations in the value of open contracts, cash settlement is made on a daily basis to maintain margin accounts at specified levels.

SHORT-TERM DEBT

Short-term debt comprises borrowings on lines of credit from banks.

CONTINGENT LIABILITIES

The Company has certain contingent liabilities regarding existing or potential claims, lawsuits and other proceedings, including those involving a certain patent infringement claim and an environmental civil action. With respect to the environmental civil action, there have been no material changes from the information set forth in Note 14 of Notes to Consolidated Financial Statements and under ITEM 3 - LEGAL PROCEEDINGS in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994. The current status of litigation regarding a certain patent infringement claim is described in Part II, herein.

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

SUBSEQUENT EVENTS

On July 26, 1995, the Company announced that it has entered into a definitive merger agreement with Eridania Beghin-Say, S.A. ("EBS") providing for the acquisition of the Company by EBS in a merger transaction at a purchase price of $40 per share.

In connection with the merger agreement, EBS executed an agreement with the stockholders of GIH Corp., which owns approximately 13% of the Company's outstanding Class A shares and 47% of its outstanding Class B shares, to purchase all of the stock of GIH Corp. at a price calculated based on an underlying value of $40 per share of the Company's stock owned by GIH Corp. In addition, EBS entered into an agreement with William Ziegler, III and the trustees of certain trusts for the benefit of the Ziegler family (the "Ziegler Parties") pursuant to which, immediately following the acquisition of the Company, EBS will sell 88% of the common stock of Swisher International, Inc. ("Swisher"), the tobacco business of the Company, to the Ziegler Parties for $165 million. EBS will retain the remaining 12% interest in Swisher.

These transactions are subject to a number of conditions, including, among others, receipt of financing by the Ziegler Parties for the purchase of Swisher and approval of the merger by the Company's shareholders.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



FINANCIAL CONDITION (JUNE 30, 1995
 COMPARED TO DECEMBER 31, 1994)

The Company currently has available $125,000 under a bank revolving credit agreement which expires on December 31, 1998 and open lines of credit with banks of $10,000. At June 30, 1995, borrowings outstanding under these facilities were $6,500 and $10,000, respectively.

Significant uses of cash during the period included capital expenditures of $56,622, increased accounts receivable of $14,115 and reductions in accounts payable and accrued expenses of $4,969. The Company anticipates approximately $66,050 of additional capital spending for the remainder of the year which will be financed through internal cash flow and available credit facilities, as needed.

RESULTS OF OPERATIONS (SIX MONTHS
 ENDED JUNE 30, 1995 COMPARED WITH
 THE SIX MONTHS ENDED JUNE 30, 1994)

Net sales in 1995 were $299,440 compared to $298,780 in 1994. The higher sales were attributable to higher selling prices and volumes in the tobacco business for cigars and moist snuff products. Sales in the corn processing business were off slightly due to lower sweetener prices.

Operating profits were $33,066 in 1995 compared to $18,168 in 1994. The improved results were attributable to higher selling prices and volumes in the tobacco business for cigars and moist snuff products. Cost savings resulting from the consolidation of its cigar and smokeless tobacco business during the second quarter of 1994 also added to the increase in the Company's operating profit. Operating profits declined slightly in the corn processing business due to lower margins for corn sweeteners. Operating results in the tobacco business include restructuring charges of $5,400 in 1994. The 1994 operating results also include a charge of $4,000 for the establishment of a reserve for ongoing patent infringement litigation.

Interest expense decreased to $3,952 in 1995 compared to $5,966 in 1994. The primary reason for the decrease were higher levels of capitalized interest, most of which is related to the Hammond plant expansion and modernization.

Net income in 1995 was $19,110 or $1.84 per share, compared to $6,783, or $.66 per share, in 1994.

RESULTS OF OPERATIONS (THREE MONTHS
 ENDED JUNE 30, 1995 COMPARED WITH
 THE THREE MONTHS ENDED JUNE 30, 1994)

Net sales decreased 1.6% in 1995 to $158,365 compared to $160,941 in 1994. The lower sales were attributable to lower sweetener prices in the corn processing business partially offset by higher selling prices and volumes in the tobacco business for cigars and moist snuff products.

Operating profits were $19,927 in 1995 compared to $13,810 in 1994. The improved results were attributable to higher selling prices and volumes in the tobacco business for cigars and moist snuff products. Cost savings resulting from the consolidation of the cigar and smokeless tobacco business during the second quarter of 1994 also added to the increase in the Company's operating profit. Operating profits declined slightly in the corn processing business due to lower margins for corn sweeteners. The 1994 operating results include a charge of $4,000 for the establishment of a reserve for ongoing patent infringement litigation.

Interest expense decreased to $2,027 in 1995 compared to $3,035 in 1994. The primary reason for the decrease were higher levels of capitalized interest, most of which is related to the Hammond plant expansion and modernization.

Net income in 1995 was $11,853, or $1.13 per share, compared to $6,100, or $.60 per share, in 1994.

                                    PART II


Item 1.  Legal Proceedings

                  Grain Processing Corporation v. American Maize-Products
                  Company

                  A trial on the issue of damages was held July 10-12, 1995. On July 31, 1995, the court entered a judgment awarding GPC damages in the amount of $2,417,055, plus court costs. The Company previously established a reserve of $4,000,000 for this litigation.

                  Seven Up Bottling Company of Jasper, Inc.
                  v. Archer Daniels Midland Co., et al.

                  Golden Eagle, Inc. v. Archer Daniels Midland Co., et al.

                  In July, 1995 Seven Up Bottling Company of Jasper, Inc. and Golden Eagle, Inc. filed separate lawsuits in federal district court in Alabama on behalf of themselves and an alleged class of all persons or entities who directly purchased high fructose corn syrup from the Company and from other named defendants who, like the Company, are manufacturers of high fructose corn syrup. The plaintiffs allege that defendants conspired to fix, stabilize and maintain at artificially high levels the prices of corn sweeteners in violation of the Clayton Act and the Sherman Antitrust Act. Plaintiffs seek injunctive relief, treble damages and attorneys' fees. The Company believes that it has no liability and is vigorously defending the lawsuits.

                  Smokeless Tobacco Class Action Litigation

                  On July 24, 1995 a purported class-action lawsuit was filed in federal district court in Kansas on behalf of an alleged class of smokeless tobacco users in Kansas against the Company, four other manufacturers of smokeless tobacco products and various other defendants. The complaint alleges fraud and misrepresentation in the marketing and sale of moist snuff and chewing tobacco, in particular, failure to inform purchasers of the alleged addictive properties of nicotine. Plaintiffs seek damages in the amount of profits made on the sale of smokeless tobacco products and the establishment of a fund to pay plaintiffs' medical expenses allegedly caused by use of the products. The
Company believes that it has no liability and is vigorously defending the lawsuit.

                  Steiner, Steiner, Sarnoff, Katz and Saltzman v. William Ziegler, III.

                  The complaint in the above case in Maine has been voluntarily dismissed by plaintiffs, without prejudice, on May 23, 1995.

                  Steiner v. American Maize-Products Co., et al.; Katz v. American Maize-Products Co., et al.; Saltzman v. American Maize-Products Co., et al.

                  In July 1995, the plaintiffs in these three purported class action lawsuits in Connecticut voluntarily withdrew their complaints against the Company and all of its directors other than William Ziegler, III, and filed amended complaints against Mr. Ziegler in connection with the merger contemplated by the merger agreement executed on July 25, 1995 among the Company and Eridania Beghin-Say, S.A. ("EBS") and the sale to Mr. Ziegler and to certain Ziegler trusts, immediately following the merger, of 88% of the common stock of Swisher International, Inc., the Company's tobacco business, contemplated by the stock purchase agreement executed on July 26, 1995 among EBS, Mr. Ziegler and the Ziegler trusts. The complaints allege that Mr. Ziegler has engaged in unfair dealing with the Company's shareholders, and has breached his fiduciary duty, by depriving the Company's shareholders of their fair portion of the value of their shares and by placing his personal interests ahead of the interests of the Company's shareholders, in connection with the proposed transactions. The plaintiffs are seeking declaratory and injunctive relief against the proposed transactions, an accounting of profits and unspecified damages.

                  Except as described above, no reportable events have occurred which would require modification of the discussion under Legal Proceedings set forth in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994, and in its Form 10-Q Quarterly Report for the period ended March 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The 1995 Annual Meeting of Shareholders was held on June 28, 1995.

                  (b) Not applicable.

                  (c) The following are the results of action taken at the 1995 Annual Meeting of Shareholders:

                  (i) The Company's nominees for the Board of Directors and Clerk were elected with the following vote:

                                      Votes Cast

Class A Directors                  For        Withheld
(Class A Common Stock)

Paul F. Engler                7,797,233      89,777

Robert S. Pirie               7,796,468      90,542

William L. Rudkin             7,797,233      89,777

William J. vanden Heuvel      7,797,190      89,820

Class B Directors                For         Withheld
(Class B Common Stock)

Charles B. Cook, Jr.          1,453,314      19,849

James E. Harwood              1,453,424      19,739

John R. Kennedy               1,453,324      19,839

C. Alan MacDonald             1,453,324      19,839

Patric J. McLaughlin          1,453,295      19,868

H. Barclay Morley             1,453,324      19,839

William C. Steinkraus         1,452,620      20,543

William Ziegler, III          1,452,497      20,666

Clerk:                          For         Withheld
(Class B Common Stock)

Peter B. Webster              1,473,163         0

                  (ii) The re-appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for 1995 was approved with the following vote:

                                            Votes Cast

                                 For         Against  Withheld
Class B Common Stock          1,463,257       8,503    1,403

                  (iii) The proposal by a shareholder regarding directors' retirement benefits was not approved with the following vote:

                                                   Votes Cast

                                     For     Against  Abstain  No Vote

Class A and B Common Stock        129,641    267,176  831,093  245,253

                  (d)      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

         11   (a) Calculation of Primary Earnings Per Share

         11   (a) Calculation of Fully-Diluted Earnings Per Share

         (b) No reports on Form 8K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AMERICAN MAIZE-PRODUCTS COMPANY



DATE:   August 11, 1995                     By /s/  Patric J. McLaughlin
       -----------------                      --------------------------
                                                    Patric J. McLaughlin
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer



DATE:   August 11, 1995                     By /s/  Edward P. Norris
       -----------------                      ----------------------
                                                    Edward P. Norris
                                                    Vice President and
                                                    Chief Financial Officer